Form 10-Q
period 1996-06-30
TRIPLE S PLASTICS INC
filed 1996-08-15
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                   FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended June 30, 1996

                                       OR

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________

Commission file number:  0-23474

                             Triple S Plastics, Inc.
            (Exact name of registrant as specified in its charter)

            Michigan                                         38-1895876
    (State or other Jurisdiction of                        (I.R.S.Employer
    Incorporatin or Organization)                        Identification No.)


             14320 S. Portage Road, Vicksburg, Michigan      49097-0905
            (Address of principal executive offices)         (Zip Code)

                                 (616) 649-0545
               (Registrant's telephone number, including area code)





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No _____

     The registrant had 3,730,467 shares of common stock outstanding as of June 30, 1996.

                              TRIPLE S PLASTICS, INC.

                                       INDEX




                                                                      Page No.

Part I.        Financial Information

          Item 1.   Condensed Financial Statements

               Condensed Balance Sheets -                                  3
               June 30, 1996 and March 31, 1996

               Condensed Statements of Income - Three Months               4
               Ended June 30, 1996 and 1995

               Condensed Statements of Cash Flows -                        5
               Three Months Ended June 30, 1996 and 1995

               Notes to Condensed Financial Statements                     6

          Item 2.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations               7



Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                       9

                          TRIPLE S PLASTICS, INC.
                         CONDENSED BALANCE SHEETS
                              (in thousands)
                                                       (Unaudited)
                                                         June 30     March 31
                                                           1996        1996
ASSETS
Current Assets:
   Cash and cash equivalents                            $   1,248    $  1,382
   Accounts receivable, less allowance of
        $265 and $250 for possible losses                   9,540       9,637
   Inventories (Note 2)                                     5,104       4,718
   Other                                                      292         571
                                                         --------    --------
          Total Current Assets                             16,184      16,308

Property, Plant and Equipment (Note 3)                     33,826      32,998
   Less accumulated depreciation and amortization           8,737       8,070
                                                         --------    --------
          Net Property, Plant and Equipment                25,089      24,928

Other:
   Cash restricted for capital expenditures (Note 3)        3,871       3,827
   Goodwill, net of accumulated amortization of
         $402 and $393                                        746         755
   Miscellaneous                                              330         332
                                                         --------    --------
          Total Other Assets                                4,947       4,914
                                                         --------    --------
                                                        $  46,220    $ 46,150
                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Note payable to bank                                      __      $    998
   Accounts payable                                     $   3,609       2,170
   Accrued compensation                                       979         997
   Deferred mold revenue                                      943         866
   Other accrued expenses                                     310         635
   Current maturities of long-term debt (Note 3)            1,081       1,081
                                                        ---------    --------
          Total Current Liabilities                         6,922       6,747
Long-Term Debt, less current maturities (Note 3)            8,548       8,747
Deferred Income Taxes                                       1,675       1,675
                                                        ---------    --------
          Total Liabilities                                17,145      17,169
Shareholders' Equity:
    Preferred stock, no par value, 1,000 shares
          authorized, none issued                             --         --
    Common stock, no par value, 10,200 shares
          authorized, 3,730 and 3,729 shares
          issued and outstanding                           14,380      14,370
    Retained earnings                                      14,695      14,611
                                                        ---------    --------
          Total Shareholders' Equity                       29,075      28,981
                                                        ---------    --------
                                                        $  46,220    $ 46,150

See accompanying notes to financial statements.

                               TRIPLE S PLASTICS, INC.
                           CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                      (in thousands, except per share amounts)
                                                          Three Months Ended
                                                                June 30
                                                           1996        1995
Net Sales                                              $  14,516   $  14,945
Cost of Sales                                             12,432      11,919
                                                       ---------   ---------
Gross Profit                                               2,084       3,026
Operating Expenses:
  Administrative and general                               1,446       1,137
  Selling                                                    437         443
                                                       ---------   ---------
          Total Operating Expenses                         1,883       1,580

          Operating Income                                   201       1,446
Interest Expense (Income):
  Interest expense                                           131         101
  Interest income                                            (59)        (65)
                                                       ---------   ---------
          Total Interest Expense                              72          36

          Income Before Income Taxes                         129       1,410

Income Taxes                                                  45         485
                                                       ---------   ---------
          Net Income                                   $      84   $     925
                                                       =========   =========

Earnings per Share of Common Stock                     $     .02   $     .25
                                                       =========   =========
Weighted Average Number of Common Shares Outstanding       3,730       3,725
       Outstanding                                     =========   =========




                             TRIPLE S PLASTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)
                                                     Three Months Ended
                                                           June 30
                                                      1996         1995
Operating Activities:
  Net Income                                        $     84     $    925
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization                      676          567
      Changes in assets and liabilities:
        Accounts receivable                               97          142
        Inventories                                     (386)      (1,504)
        Accounts payable and accruals                  1,439          866
        Other                                            (28)         (27)
                                                    --------     --------
CASH PROVIDED BY OPERATING ACTIVITIES                  1,882          969

INVESTING ACTIVITIES:
  Capital expenditures                                  (829)      (1,298)
  Proceeds from sale of equipment                         __            8
                                                    --------     --------
CASH USED IN INVESTING ACTIVITIES                       (829)      (1,290)

FINANCING ACTIVITIES:
  Payments on note payable to bank                      (998)         __
  Proceeds from issuance of common stock,
     net of fees                                          10            7
  Principal payments on long-term debt                  (199)        (642)
                                                    --------     --------
CASH USED IN FINANCING ACTIVITIES                     (1,187)        (635)
                                                    --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS           $   (134)    $   (955)

                             TRIPLE S PLASTICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (Unaudited, in thousands)

1.  Presentation of Interim Information

  In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

  The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Inventories

Inventories are summarized as follows:               June 30     March 31
                                                       1996         1996
    Raw materials and packaging                    $   2,274     $  2,153
    Finished goods and work-in-process                 2,830        2,565
                                                    --------     --------
    Total Inventories                              $   5,104     $  4,718
                                                    ========     ========

3.  Long-Term Debt

  During October, 1995, the Company received the proceeds of a $5 million Georgetown Industrial Development Corporation Industrial Revenue Bond Series 1995 maturing in monthly installments ranging from $48 to $80 through 2002. Interest is fixed at 6.56% through September, 2000 and thereafter at a rate equal to 77% of the bank's base lending rate. The bonds are collateralized by machinery and equipment acquired with the proceeds. The proceeds from the bond issue, which are restricted for investment in machinery and equipment for the Texas facility, are classified as non-current restricted cash.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                         (in thousands)

Overview

  The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the information technologies (principally computer and business equipment), consumer products, automotive, medical/pharmaceutical, telecommunications and electronics markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. Typically the Company manufactures molds in 2 - 16 weeks, after which the Company begins producing injection molded components. These production runs can range from as short as one day to as long as several months. The Company's fiscal year end is March 31.

Results of Operations

  The following table sets forth, for the three months ended June 30,1996 and 1995, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales.

                                                Three months ended
                                                     June 30
                                                1996          1995
      Net sales                                100.0%        100.0%
      Cost of sales                             85.6          79.8
                                               -----         -----
      Gross profit                              14.4          20.2
      Operating expenses                        13.0          10.6
                                               -----         -----
      Operating income                           1.4           9.6
      Interest expense, net                      0.5           0.2
                                               -----         -----
      Income before income taxes                 0.9           9.4
      Income taxes                               0.3           3.2
                                               -----         -----
      Net income                                 0.6%          6.2%
                                               =====         =====

Net Sales

  Net Sales for the first quarter of fiscal 1997 were 3% lower than the first quarter of fiscal 1996. Even though sales to a new customer in the telecommunications market provided 10% sales growth, this could not overcome a 39% decrease in sales to the information technologies market due to the expiration of customer programs which had strong sales in the prior year. Management believes this unfavorable sales comparison in the information technologies market will continue for the balance of the year, though not to the same extent as the first quarter. Consumer products market sales decreased 10% in the quarter but this was nearly offset by increased sales in the medical and automotive markets of 24% and 8%, respectively. The overall change in sales is related to volume as no significant price increases occurred during the first quarter of fiscal 1997. The ten largest customers of the Company for the first quarter of fiscal 1997, including at least one in each of the primary business markets served, accounted for approximately 70% of the Company's net sales in that quarter.

Cost of Sales

  Cost of sales increased 4% in the first quarter of fiscal 1997 compared to the prior year first quarter and, as a percentage of sales, increased to 85.6% compared to 79.8% in the prior year quarter. The higher cost of sales percentage in fiscal 1997 is due to increased labor costs and increased depreciation and other fixed costs related to the Company's expansion in the second half of the previous year. Management is focusing on new sales initiatives which will take advantage of the Company's available capacity to produce increased sales and contribution toward covering its increased fixed costs.

Operating Expenses

  Operating expenses increased 19% in the first quarter of fiscal 1997 compared to the first quarter of the prior year. This increase in operating expenses principally relates to increased personnel costs and administrative costs relating to the Company's Georgetown, Texas facility which was added late last year.
  The increase in interest expense relates to the interest on the $5 million industrial revenue bond, which was issued late last year to finance equipment for the Company's Georgetown, Texas plant.

Income Taxes

  The Company's effective income tax rate increased slightly to 34.9% in the first quarter of fiscal 1997 compared to 34.4% in the prior year first quarter.

Liquidity and Capital Resources

  The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings and industrial revenue bonds.
  In the first quarter of fiscal 1997, the Company generated $1.9 million of cash from operations which was used to pay off debt and acquire $829 of capital equipment.
  Accounts receivable decreased by $97 at June 30, 1996 compared to the prior fiscal year end, and represented 56 days sales compared to 57 days at the end of the prior fiscal year, and 63 days one year ago. Inventories increased by $386 at June 30, 1996 compared to the prior fiscal year end, but still represents only 34 days in inventory, which compares favorably to the 39 day figure one year ago.
  The Company still has $3.9 million available from the $5.0 million industrial revenue bond issued late last year. In addition, the Company has a $2.5 million term loan available from a bank and a $2.0 million unsecured line of credit agreement with a bank, neither of which has been drawn on at June 30, 1996. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibit 27 - Financial Data Schedule

        (b)   No reports were filed on Form 8-K during this quarter.



                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRIPLE S PLASTICS, INC.
                                  (Registrant)


Date: August 15, 1996             __Robert D. Monk__________________________
                                  Robert D. Monk
                                  Chief Financial Officer



Date: August 15, 1996             __Catherine A. Taylor_____________________
                                  Catherine A. Taylor
                                  Controller (Chief Accounting Officer)