Form 10-Q
period 1996-09-30
TRIPLE S PLASTICS INC
filed 1996-11-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                  FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 1996

                                      OR

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________

Commission file number:  0-23474

                            Triple S Plastics, Inc.
            (Exact name of registrant as specified in its charter)

       Michigan                                     38-1895876
(State or other Jurisdiction of            (I.R.S.Employer Identification No.)
Incorporation or Organization)

           14320 Portage Road, Vicksburg, Michigan       49097-0905
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

                             Yes   X    No _____

     The registrant had 3,733,032 shares of common stock outstanding as of September 30, 1996.

                            TRIPLE S PLASTICS, INC.

                                    INDEX




                                                                     Page No.

Part I.   Financial Information

          Item 1.   Condensed Financial Statements

               Condensed Balance Sheets -                               3
               September 30, 1996 and March 31, 1996

               Condensed Statements of Income - Three Months and        4
               Six Months Ended September 30, 1996 and 1995

               Condensed Statements of Cash Flows -                     5
               Six Months Ended September 30, 1996 and 1995

               Notes to Condensed Financial Statements                  6

          Item 2.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations            7



Part II.  Other Information

          Item  4.  Submission of Matters to a Vote of
                    Security Holders                                   10

          Item 6.   Exhibits and Reports on Form 8-K                   10




                           TRIPLE S PLASTICS, INC.
                          CONDENSED BALANCE SHEETS
                               (in thousands)
                                                   (Unaudited)
                                                   September 30    March 31
                                                       1996          1996
ASSETS
Current Assets:
  Cash and cash equivalents                         $    1,672    $   1,382
  Accounts receivable, less allowance of
      $280 and $250 for possible losses                 10,333        9,637
  Inventories (Note 2)                                   5,051        4,718
  Other                                                    388          571
                                                     ---------    ---------
          Total Current Assets                          17,444       16,308

Property, Plant and Equipment (Note 3)                  34,496       32,998
  Less accumulated depreciation and amortization         9,429        8,070
                                                     ---------    ---------
          Net Property, Plant and Equipment             25,067       24,928

Other:
  Cash restricted for capital expenditures (Note 3)      3,902        3,827
  Goodwill, net of accumulated amortization of
       $412 and $393                                       736          755
  Miscellaneous                                            320          332
                                                     ---------    ---------
          Total Other Assets                             4,958        4,914
                                                     ---------    ---------
                                                     $  47,469    $  46,150
                                                     =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable to bank                                    __      $     998
  Accounts payable                                   $   4,457        2,170
  Accrued compensation                                   1,093          997
  Deferred mold revenue                                    733          866
  Other accrued expenses                                   700          635
  Current maturities of long-term debt (Note 3)          1,081        1,081
                                                     ---------    ---------
          Total Current Liabilities                      8,064        6,747
Long-Term Debt, less current maturities (Note 3)         8,100        8,747
Deferred Income Taxes                                    1,675        1,675
                                                     ---------    ---------
          Total Liabilities                             17,839       17,169
Shareholders' Equity:
     Preferred stock, no par value, 1,000 shares
         authorized, none issued                           --          --
     Common stock, no par value, 10,200 shares
         authorized, 3,733 and 3,729 shares
         issued and outstanding                         14,393       14,370
     Retained earnings                                  15,237       14,611
                                                     ---------    ---------
          Total Shareholders' Equity                    29,630       28,981
                                                     ---------    ---------
                                                     $  47,469    $  46,150
                                                     =========    =========
See accompanying notes to financial statements.


                          TRIPLE S PLASTICS, INC.
                      CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                              (in thousands)
                                Three Months Ended        Six Months Ended
                                   September 30             September 30
                                 1996        1995         1996        1995

Net Sales                     $ 16,716    $ 16,118     $ 31,232    $ 31,063
Cost of Sales                   13,668      13,474       26,100      25,393
                              --------    --------     --------    --------
Gross Profit                     3,048       2,644        5,132       5,670
Operating Expenses:
  Administrative and general     1,711       1,393        3,157       2,530
  Selling                          390         485          827         928
                              --------    --------     --------    --------
    Total Operating Expenses     2,101       1,878        3,984       3,458

    Operating Income               947         766        1,148       2,212

Interest Expense (Income):
  Interest expense                 170         105          301         206
  Interest income                  (60)        (34)        (119)        (99)
                              --------    --------     --------    --------
    Total Interest Expense         110          71          182         107

    Income Before Income Taxes     837         695          966       2,105

Income Taxes                       295         247          340         732
                              --------    --------     --------    --------
    Net Income                $    542    $    448     $    626    $  1,373

Earnings per Share of
   Common Stock               $    .15    $    .12     $    .17    $    .37

Weighted Average Number of
   Common Shares Outstanding     3,733       3,726        3,732       3,725




                            TRIPLE S PLASTICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)
                                                       Six Months Ended
                                                         September 30
                                                      1996           1995
Operating Activities:
  Net Income                                      $     626      $   1,373

  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
     Depreciation and amortization                    1,379          1,187
     Changes in assets and liabilities:
       Accounts receivable                             (697)          (816)
       Inventories                                     (333)        (1,661)
       Accounts payable and accruals                  2,738           (647)
       Other                                           (182)          (136)
                                                  ---------      ---------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       3,531           (700)

INVESTING ACTIVITIES:
  Capital expenditures                               (1,543)        (2,708)
  Other                                                 __              (6)
                                                  ---------      ---------
CASH USED IN INVESTING ACTIVITIES                    (1,543)        (2,714)

FINANCING ACTIVITIES:
  Payments on note payable to bank                     (998)          __
  Proceeds from issuance of common stock, net            23             14
     of fees
  Principal payments on long-term debt                 (648)          (389)
                                                  ---------      ---------
CASH USED IN FINANCING ACTIVITIES                    (1,623)          (375)

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                   $     365      $  (3,789)
                                                  =========      =========


                           TRIPLE S PLASTICS, INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc.(the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Inventories

Inventories are summarized as follows:                     ($000s)
                                                  September 30    March 31
                                                       1996         1996
    Raw materials and packaging                    $  2,308      $  2,153
    Finished goods and work-in-process                2,743         2,565
                                                   --------      --------
    Total Inventories                              $  5,051      $  4,718

3.  Long-Term Debt

    During October, 1995, the Company received the proceeds of a $5 million Georgetown Industrial Development Corporation Industrial Revenue Bond Series 1995 maturing in monthly installments ranging from $48,000 to $80,000 through 2002. Interest is fixed at 6.56% through September, 2000 and thereafter at a rate equal to 77% of the bank's base lending rate. The bonds are collateralized by machinery and equipment acquired with the proceeds. The proceeds from the bond issue, which are restricted for investment in machinery and equipment for the Texas facility, are classified as non-current restricted cash.

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

RESULTS OF OPERATIONS

  The following table sets forth, for the three months ended
September 30, 1996 and 1995 and the six months then ended, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the change in those items for the respective periods.

                              Percentage of Net Sales

                    Three Months Ended    Six Months Ended
                       September 30        September 30           % Change
                      1996      1995      1996      1995        2nd Qtr   6 Mos.
Net Sales            100.0%    100.0%    100.0%    100.0%         3.7%      .5%
Cost of Sales         81.8      83.6      83.6      81.7          1.4      2.8
                     -----     -----     -----     -----
Gross Profit          18.2      16.4      16.4      18.3         15.3     (9.5)
Operating Expenses    12.5      11.6      12.7      11.2         11.9     15.2
                     -----     -----     -----     -----
Operating Income       5.7       4.8       3.7       7.1
Interest Expense, net   .7        .5        .6        .3         54.9     70.1
                     -----     -----     -----     -----
Income Before
   Income Taxes        5.0       4.3       3.1       6.8         20.4   (54.1)
Income Taxes           1.8       1.5       1.1       2.4         19.4   (53.6)
                     -----     -----     -----     -----
Net Income             3.2       2.8       2.0       4.4         21.0   (54.4)
                     =====     =====     =====     =====

NET SALES

  Net sales for the second quarter ended September 30, 1996 increased 4% compared to the second quarter of the prior year. The increase was led by sales to customers in the consumer products, telecommunication, automotive and medical products markets. Sales to customers in the information technologies market declined due to the expiration of certain significant sales programs in the prior year which have not yet been replaced. The increase in sales is primarily related to volume as no significant price increases occurred during the second quarter of fiscal 1997.

  Net sales for the first half of fiscal 1997 were up 0.5% compared to the same period in the prior year. Strong growth in sales to customers in the telecommunications products market, along with a 10% increase in sales to customers in the consumer products and automotive markets more than offset a 30% decrease in sales to the information technologies market. Management believes the unfavorable sales comparison in the information technologies market will continue for the balance of the year, but also expects comparable sales increases in the other markets to largely offset this unfavorable trend during that period. The ten largest customers of the Company for the first half of fiscal 1997, including at least one in each of the primary business markets served, accounted for approximately 70% of the Company's net sales for that period.

COST OF SALES

  Cost of sales as a percentage of sales decreased to 81.8% in the second quarter of fiscal 1997 compared to 83.6% for the second quarter last year. At the higher level of sales in the second quarter of fiscal 1997, the Company was better able to leverage its fixed manufacturing costs, which produced the lower cost of sales percentage.

  For the first six months of fiscal 1997, the cost of sales percentage is higher than the previous year at 83.6% compared to 81.7% for the comparable period last year. This increase generally relates to resin cost increases in the last half of the prior year and the increased depreciation and other fixed costs relating to the Company's expansion in the second half of the previous year. The Company's costs of raw material highly engineered resins has now stabilized over the first half of fiscal 1997 compared to resin costs at the end of the previous year.

OPERATING EXPENSES

  Operating expenses were 12.5% of sales in the second quarter of fiscal 1997 compared to 11.6% for the same period last year. For the first six months of fiscal 1997, these expenses were 12.7% of sales compared to 11.2% for the comparable period last year. For the second quarter, operating expenses increased 12% compared to the second quarter last year and for the first six months of fiscal 1997, these costs are up 15% compared to the comparable period one year ago. This increase in operating expenses principally relates to increased personnel costs and the administrative costs relating to the Company's Georgetown, Texas facility, which was added late last year.

  The increase in interest expense relates to the interest on the $5 million industrial revenue bond, which was issued late last year to finance equipment for the Company's Georgetown, Texas facility.

INCOME TAXES

  For the first six months of fiscal 1997, the income tax rate is 35.2%, which is comparable to the rate for the same period last year of 34.8%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings and industrial revenue bonds.

  In the first six months of fiscal 1997, the Company generated $3.5 million of cash from operations which was used to pay off debt and acquire $1.4 million of capital equipment. Since the end of the previous fiscal year, the Company's cash and cash equivalents have increased by $.4 million.

  Accounts receivable increased by $.7 million at September 30, 1996 compared to the prior fiscal year end, but days sales outstanding in accounts receivable improved to 54 days compared to 57 days at the end of the prior year. Inventories increased 7% at September 30, 1996 compared to the prior year end, but still represent only 30 days in inventory, which is comparable to the prior year end figure and compares favorably to the figure of 40 days one year ago.

  The Company still has $3.9 million available from the $5.0 million industrial revenue bond issued late last year. In addition, the Company has a $5.0 million unsecured line of credit agreement with a bank, which has not been drawn on at September 30, 1996. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.


                         PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

         (a) The Company's annual meeting of shareholders was held on July 25, 1996.

         (b)  The director elected at the meeting was:

                                                 Shares
                                    ---------------------------------
                                       For       Against     Withheld
               David L. Stewart     3,341,063       __        129,311

               Other directors who terms of office continued after the meeting are as follows:
               Daniel B. Canavan, Victor V. Valentine, Jr., Albert C. Schauer, William J. Stewart, Daniel D. Northup, and James F. Hettinger.

          (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                    Shares
                                        --------------------------------
                                                                         Broker
                                                                          Non-
                                           For      Against    Withheld   Votes
           Adoption of Outside Director
              Option Plan               2,710,587   120,778     39,255      --
           Amendment to Employee Stock
              Option Plan               2,602,940   214,115     35,555      --

               The foregoing matters are described in detail in the Company's proxy statement dated June 25, 1996 for the 1996 Annual Meeting of Shareholders.

Item 6 - Exhibits and Reports on Form 8-K

           (a)  No reports were filed on Form 8-K during this quarter.

                                       SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRIPLE S PLASTICS, INC.
                                           (Registrant)

Date: November 13, 1996                    __ROBERT D. MONK___________________
                                           Robert D. Monk
                                           Chief Financial Officer


Date: November 13, 1996                    __CATHERINE A. TAYLOR______________
                                           Catherine A. Taylor
                                           Corporate Controller
                                           (Chief Accounting Officer)