Form 10-Q
period 1996-12-31
TRIPLE S PLASTICS INC
filed 1997-02-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                  FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1996

                                     OR

  ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________

Commission file number:  0-23474

                           Triple S Plastics, Inc.
             (Exact name of registrant as specified in its charter)

          Michigan                                         38-1895876
(State or other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

            14320 Portage Road, Vicksburg, Michigan     49097-0905
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

                              Yes   X    No _____

     The registrant had 3,736,000 shares of common stock outstanding as of December 31, 1996.

                           TRIPLE S PLASTICS, INC.

                                   INDEX


                                                                      Page No.

Part I.        Financial Information

          Item 1.   Condensed Financial Statements

               Condensed Balance Sheets -                                  3
               December 31, 1996 and March 31, 1996

               Condensed Statements of Income - Three Months and           4
               Nine Months Ended December 31, 1996 and 1995

               Condensed Statements of Cash Flows -                        5
               Nine Months Ended December 31, 1996 and 1995

               Notes to Condensed Financial Statements                     6

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7



Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                      10



                          TRIPLE S PLASTICS, INC.
                         CONDENSED BALANCE SHEETS
                              (in thousands)
                                               (Unaudited)
                                               December 31      March 31
                                                   1996           1996
ASSETS
Current Assets:
  Cash and cash equivalents                    $    1,673      $    1,382
  Accounts receivable, less allowance of
     $280 and $250 for possible losses              9,424           9,637
  Inventories (Note 2)                              5,502           4,718
  Other                                               377             571
                                               ----------      ----------
          Total Current Assets                     16,976          16,308

Property, Plant and Equipment (Note 3)             34,991          32,998
  Less accumulated depreciation and
     amortization                                  10,083           8,070
                                               ----------      ----------
          Net Property, Plant and Equipment        24,908          24,928

Other:
  Cash restricted for capital expenditures
      (Note 3)                                      3,744           3,827
  Goodwill, net of accumulated amortization
      of $421 and $393                                727             755
  Miscellaneous                                       293             332
                                               ----------      ----------
          Total Other Assets                        4,764           4,914
                                               ----------      ----------
                                               $   46,648      $   46,150
                                               ==========      ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable to bank                               __        $      998
  Accounts payable                             $    3,845           2,170
  Accrued compensation                                881             997
  Deferred mold revenue                               947             866
  Other accrued expenses                              403             635
  Current maturities of long-term debt (Note 3)     1,103           1,081
                                               ----------      ----------
          Total Current Liabilities                 7,179           6,747
Long-Term Debt, less current maturities (Note 3)    7,960           8,747
Deferred Income Taxes                               1,675           1,675
                                               ----------      ----------
          Total Liabilities                        16,814          17,169
Shareholders' Equity:
     Preferred stock, no par value, 1,000 shares
       authorized, none issued                        --              --
     Common stock, no par value, 10,200 shares
       authorized, 3,736 and 3,729 shares issued
       and outstanding                             14,404          14,370
     Retained earnings                             15,430          14,611
                                               ----------      ----------
          Total Shareholders' Equity               29,834          28,981
                                               ----------      ----------
                                               $   46,648      $   46,150
                                               ==========      ==========
See accompanying notes to financial statements.


                            TRIPLE S PLASTICS, INC.
                       CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                               (in thousands)
                                      Three Months           Nine Months
                                         Ended                  Ended
                                      December 31            December 31
                                   1996       1995        1996         1995

Net Sales                       $ 15,766   $  14,242   $  46,998    $  45,305
Cost of Sales                     13,679      12,181      39,779       37,574
                                --------   ---------   ---------    ---------
Gross Profit                       2,087       2,061       7,219        7,731
Operating Expenses:
  Administrative and general       1,274       1,217       4,431        3,748
  Selling                            438         471       1,265        1,399
                                --------   ---------   ---------    ---------
     Total Operating Expenses      1,712       1,688       5,696        5,147
                                --------   ---------   ---------    ---------
     Operating Income                375         373       1,523        2,584

Interest Expense (Income):
  Interest expense                   136         145         437          351
  Interest income                    (59)        (39)       (178)        (139)
                                --------   ---------   ---------    ---------
     Total Interest Expense           77         106         259          212

     Income Before Income Taxes      298         267       1,264        2,372

Income Taxes                         105         106         445          832
                                --------   ---------   ---------    ---------
       Net Income               $    193   $     161   $     819    $   1,540
                                ========   =========   =========    =========

Earnings per Share of
   Common Stock                 $    .05   $     .04   $     .22    $     .41
                                ========   =========   =========    =========
Weighted Average Number of
   Common Shares Outstanding       3,736       3,727       3,733        3,726
                                ========   =========   =========    =========


                               TRIPLE S PLASTICS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited, in thousands)
                                                 Nine Months Ended
                                                    December 31
                                                1996           1995
Operating Activities:
  Net Income                                $     819      $   1,540
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
     Depreciation and amortization              2,144          1,873
     Changes in assets and liabilities:
       Accounts receivable                        213            150
       Inventories                               (784)        (2,601)
       Accounts payable and accruals            2,114         (1,380)
       Other                                     (428)           (99)
                                            ---------      ---------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                    4,078           (517)

INVESTING ACTIVITIES:
  Capital expenditures                         (2,141)        (5,201)
  (Increase) decrease in restricted cash           83         (4,059)
  Other                                            __            (78)
                                            ---------      ---------
CASH USED IN INVESTING ACTIVITIES              (2,058)        (9,338)
                                            ---------      ---------
FINANCING ACTIVITIES:
  Borrowings (payments) on note payable
    to bank                                      (998)         1,500
  Proceeds from issuance of long-term debt         __          5,000
  Proceeds from issuance of common stock,          34             21
    net of fees
  Principal payments on long-term debt           (765)          (440)
                                            ---------      ---------
CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                  (1,729)         6,081
                                            ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                         $     291      $  (3,774)
                                            =========      =========

                             TRIPLE S PLASTICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of December 31, 1996, and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Inventories
                                                     ($000s)
Inventories are summarized as follows:     December 31       March 31
                                              1996             1996

    Raw materials and packaging            $   2,607        $  2,153
    Finished goods and work-in-process         2,895           2,565
                                           ---------        --------
    Total Inventories                      $   5,502        $  4,718

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

Item 2
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                            (In thousands)
Overview

    The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the consumer products, information technologies (principally computer and business equipment), automotive, medical/pharmaceutical, telecommunications and electronics markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. Typically the Company manufactures molds in 2 - 16 weeks, after which the Company begins producing injection molded components. These production runs can range from as short as several hours to as long as several months. The Company's fiscal year end is March 31.

Results of Operations

    The following table sets forth, for the three months ended December 31, 1996 and 1995 and the nine months then ended, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the change in those items for the respective periods.

                            Percentage of Net Sales
                        Three Months       Nine Months
                           Ended              Ended
                        December 31        December 31           % Change
                        1996    1995      1996     1995      3rd Qtr   9 Mos.

Net Sales              100.0%  100.0%    100.0%   100.0%      10.7%     3.7%
Cost of Sales           86.8    85.5      84.6     82.9       12.3      5.9
                       -----   -----     -----    -----      -----    -----
Gross Profit            13.2    14.5      15.4     17.1        1.3     (6.6)
Operating Expenses      10.8    11.9      12.2     11.4        1.4     10.7
                       -----   -----     -----    -----      -----    -----
Operating Income         2.4     2.6       3.2      5.7         .5    (41.1)
Interest Expense, net     .5      .8        .5       .5      (27.4)    22.2
                       -----   -----     -----    -----      -----    -----
Income Before
   Income Taxes          1.9     1.8       2.7      5.2       11.6    (46.7)
Income Taxes              .7      .7       1.0      1.8        (.9)   (46.5)
                       -----   -----     -----    -----      -----    -----
Net Income               1.2     1.1       1.7      3.4       19.9    (46.8)
                       =====   =====     =====    =====      =====    =====

Net Sales

    Net sales for the third quarter ended December 31, 1996 increased 11% compared to the third quarter of the prior year. The sales increase was led by sales to customers in the consumer products, telecommunications, automotive and medical products markets. Sales to customers in the information technologies market declined due to the expiration of certain significant sales programs in the prior year, which have not been replaced. The overall increase in sales is principally related to volume as no significant price increases occurred during the third quarter of fiscal 1997.

    Net sales for the first nine months of fiscal 1997 were up 4% compared to the same period in the prior year. The sales increase was led by sales to customers in the consumer products, telecommunications, automotive and medical products markets. Sales to customers in the consumers products market comprised the largest percentage of sales for the first nine months of the current year at 30% compared to 25% for the same period in the prior year. Furthermore, while the information technologies market continues to be a strong market for the Company, comprising 25% of the first nine month's sales in the current year, it has declined from 35% of the first nine month's sales last year. The ten largest customers of the Company for the first nine months of fiscal 1997, including at least one in each of the primary business markets served, continue to account for approximately 70% of the Company's net sales.

Cost of Sales

    Cost of sales as a percentage of sales increased to 86.8% in the third quarter of fiscal 1997 compared to 85.5% for the third quarter last year.
This increase in the cost of sales percentage relates principally to an across-the-board production wage increase for molding plant personnel. This increase was required to meet wage levels of local competitors and help maintain the stability of the Company's work force.

    For the first nine months of fiscal 1997 the cost of sales percentage is higher than the previous year's comparable period at 84.6% compared to 82.9% in the prior year. This increase generally relates to resin cost increases in the last half of the prior year and increased depreciation and other fixed costs relating to the Company's expansion in the second half of the previous year.
The Company's costs of raw material highly engineered resins has stabilized over the first nine months of fiscal 1997 compared to resin costs at the end of the previous year.

Operating Expenses

    Operating expenses were 10.8% of sales in the third quarter of fiscal 1997 compared to 11.9% for the same period last year. For the first nine months of fiscal 1997, these expenses were 12.2% of sales compared to 11.4% for the comparable period last year. For the third quarter, the growth in operating expenses was slowed to 1.4% comapred to the third quarter last year, but for the first nine months of fiscal 1997, these costs are up 10.7% compared to the comparable period one year ago. The increase in operating expenses for the first nine months of the year relates to increased personnel costs and the administrative costs relating to the Company's Georgetown, Texas facility, which was added late last year.

    While net interest expense was lower in the third quarter of fiscal 1997 than the comparable period one year ago, for the first nine months of fiscal
1997 net interest expense has increased 22%. This increase relates to the interest on the $5 million industrial revenue bond, which was issued late last year to finance equipment for the Company's Georgetown, Texas facility.

Income Taxes

    For the first nine months of fiscal 1997, the income tax rate is 35.2%, which is comparable to the rate for the same period last year of 35.1%.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings and industrial revenue bonds.

    In the first nine months of fiscal 1997, the Company generated $4.1 million of cash from operations which was used to pay off debt and acquire $2.1 million of capital equipment. Since the end of the previous fiscal year, the Company's cash and cash equivalents have risen by $.3 million.

    Accounts receivable is actually $.2 million lower at December 31, 1996 than it was at the end of the prior fiscal year and days sales outstanding in accounts receivable increased slightly to 58 days compared to 57 days at the end of the prior year. Inventories have increased 17% at December 31, 1996 compared to the prior year end, but still only represent 34 days in inventory, which compares favorably to the figure of 50 days one year ago.

    The Company still has $3.7 million available from the $5.0 million industrial revenue bond issued late last year. In addition, the Company has a $5.0 million unsecured line of credit agreement with the bank, which has not been drawn on at December 31, 1996. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

                        PART II _ OTHER INFORMATION

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

                               TRIPLE S PLASTICS, INC.
                               (Registrant)

Date: February 13, 1997        _ROBERT D. MONK___________________
                               Robert D. Monk
                               Chief Financial Officer


Date: February 13, 1997        _CATHERINE A. TAYLOR______________
                               Catherine A. Taylor
                               Corporate Controller (Chief Accounting Officer)



