Form 10-K
period 1997-03-31
TRIPLE S PLASTICS INC
filed 1997-06-27
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

  (X) 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (FEE REQUIRED)

      	FOR FISCAL YEAR ENDED MARCH 31, 1997.

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      	For the transition period from ________ to ________.

Commission File No.: 0-23474
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

                                (616)649-0545
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       	Title of each Class	         Name of each exchange on which registered
	                 None

Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, no par value
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  	Yes:__X__      No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1997, there were 3,738,204 shares of the registrant's common stock, no par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $11,336,000 computed on the closing price on that date.

Portions of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

                         Exhibit Index located at page 25.
                                   Page 1 of 29

                                     PART I

Item 1. Business

(a)	 General Development of Business

     Triple S Plastics, Inc. (the "Company" or "Triple S") was organized as a Michigan corporation in 1969, when injection molding operations began in a leased facility in Kalamazoo, Michigan. The building that currently houses the Company's headquarters and principal manufacturing operations in Vicksburg, Michigan, was constructed in 1974. In 1978, the Company constructed a second injection molding facility (originally known as Victor Plastics) and also constructed its Satellite Mold facility, which is dedicated to mold production, both in Vicksburg. In 1983, the Company supplemented its mold building capacity by acquiring the A-Tech Mold manufacturing plant in Schoolcraft, Michigan. Also in 1983, the Company built its injection molding plant in Tucson, Arizona.

     The Company completed an initial public offering of its common stock in March of 1994. Proceeds of that offering were used to finance building expansions, purchase new equipment for those facilities, retire existing debt and fund working capital needs.

     Triple S completed two construction projects in fiscal 1995 for the purpose of expanding its injection molding capacity. A new 64,000 square foot facility was constructed in a modern industrial park in Battle Creek, Michigan. In addition, the Company completed a 52,000 square foot expansion of its Tucson, Arizona facility. (See Item 2, Properties)

     In October 1995, the Company began operations in a 64,000 square foot leased injection molding facility in Georgetown, Texas. (See Item 2, Properties)

(b)	 Financial Information About Industry Segments

     The Company's operations are in one industry segment--the manufacture of thermoplastic components, most of which are complex, highly-engineered components primarily for sale to original equipment manufacturers. The Company has no significant export sales. Therefore, no separate industry segment information is presented.

(c)	 Narrative Description of Business

     General

     Triple S manufactures complex, highly engineered thermoplastic components and the molds to produce those components primarily for the consumer products, information technologies, automotive, medical/pharmaceutical and telecommunications markets. During the most recent fiscal year, the Company manufactured over 1,500 different components for more than 170 customers in these markets. The Company considers both mold building and molded component manufacturing to be integral parts of its business. The Company manufactures only custom components based on customer specifi-cations and, therefore, is generally the exclusive source of supply for the product being sold to the customer.

     The Company's product development and production operations include design assistance, component engineering, mold design, prototype and production mold construction, process engineering and high quality component production. In addition, the Company provides value added post-molding assembly and finishing operations, including ultrasonic welding, heat staking, solvent bonding, decorative services, machining and on-line packaging. Mold delivery lead time and component quality are generally key factors in the award of contracts for complex components. The Company has made significant investments in state-of-the-art CAD/CAM systems and related design and machining equipment to accelerate its component mold design and construction process. Each injection molding machine is equipped with a computerized process controller to continuously monitor component quality and consistency. The Company believes that its integrated operations, ability for short lead-time mold delivery and product quality provide competitive advantages in the markets in which it operates.

     Certain developments in markets served by the Company have created growth opportunities for suppliers of plastic components. Efforts to reduce weight, enhance design flexibility and reduce costs have resulted in the substitution of plastic for wood, glass, paper, metal and other materials in numerous applications. In addition, Original Equipment Manufacturers
     (OEMs) are continuing to outsource not only the manufacture but also the design, engineering and assembly of plastic components to qualified suppliers. OEMs are consolidating their purchases with larger, integrated components suppliers that possess full-service capabilities for all functions from mold design through post-molding assembly and finishing operations. The Company believes that its technical expertise with respect to plastic resins and injection molding technology, and its capacity for full service, high-quality response to the needs of customers will enable the Company to continue to grow as a result of these market dynamics.

Markets and Products

     The Company produces components for customers that operate principally in five markets: consumer products, information technologies, automotive, medical/pharmaceutical and telecommunications.

     CONSUMER PRODUCTS MARKET. Customers in the consumer products market manufacture products such as lawn and garden equipment, photographic equipment, home entertainment devices and luggage. Products sold to customers in this market include components for chain saws and string trimmers, camera components, CD player enclosures, and various housings and covers. Sales to this market in fiscal 1997, 1996 and 1995 represented approximately 32%, 26% and 29%, respectively. The Company expects the use of plastics in this broad market to continue to grow as new thermoplastic resins evolve, with higher strengths, better impact and heat resistance and other physical properties that will increase the trend towards the substi-tution of plastics for other materials. Sales to one customer in this market, McCulloch Corporation, accounted for 14%, 10% and 13% of total sales for fiscal 1997, 1996 and 1995, respectively.

    	INFORMATION TECHNOLOGIES.  Customers in the information technologies market are primarily manufacturers of computers, printers, copy machines, laser scanners and bar code readers.  The products supplied by the Company to these customers include components for personal computers and peripheral equipment, and laser and bar code scanners. Sales to this market in fiscal
     1997, 1996 and 1995 represented approximately 24%, 36% and 33%, respectively. Shortened product life cycles in this market have driven OEMs to find and work closely with suppliers who can effectively compress lead times through concurrent engineering and accelerated mold deliveries. The
     Company has strategically structured its equipment, facilities and staff to meet the needs of this market. Sales to one customer in this market,
     International Business Machines Corporation, accounted for 8%, 16% and 15%
     of total sales for fiscal 1997, 1996 and 1995, respectively.

     AUTOMOTIVE MARKET. Sales in the automotive market are made mostly to first-tier suppliers to automobile manufacturers. Products sold to customers in this market include interior mechanical and seating components, headlight adjustment brackets, outside mirror shells and components for electrical and audio systems. Sales to this market in fiscal 1997, 1996 and 1995 represented approximately 18%, 19% and 21%, respectively. Automotive OEMs and first-tier suppliers are relying on fewer vendors possessing broader capabilities. First-tier suppliers have been increasing the outsourcing of the design and manufacture of plastic compo-nents and are purchasing more complex subassemblies from a shrinking base of suppliers. While this market becomes increasingly competitive, the Company believes it has the capabilities to compete effectively in this market. The Company's Battle Creek, Michigan facility, which was construc-ted in fiscal 1995, was strategically located to more effectively serve the Company's automotive customers.

    	MEDICAL/PHARMACEUTICAL MARKET. Customers in the medical/pharmaceutical market are comprised primarily of manufacturers of durable medical equipment for use in non-sterile, non-invasive applications. Products sold to customers in this market include components for urological appliances, hospital stretchers and beds and glucose test kits. Sales to this market in fiscal 1997, 1996 and 1995 represented 11%, 11% and 10%, respectively. The Company has targeted this market for expansion because customers tend to require product engineering services for high volume components with close tolerances and post-molding assembly and finishing services.

     TELECOMMUNICATIONS MARKET. Customers in this market manufacture products such as cellular phones, pagers and related accessories. Sales to this market in fiscal 1997 and 1996 were 11% and 4%, respectively, and was insignificant in fiscal 1995. Customers in this market require high levels of CAD assisted design engineering, thin-wall molding, in-mold decorating and assembly. Because of the Company's expertise in these areas and the strong growth demonstrated by OEMs in this market, telecommunications provides expanded business opportunities for the Company.

Sales and Marketing

     The Company currently markets its services on a national basis through its direct sales force of four people and six independent manufacturers' representative organizations.

Operations

     The Company designs, engineers and constructs molds used to produce thermo-plastic components at two of its facilities. Each of these facilities is equipped with modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equip-ment, CNC milling equipment and miscellaneous support equipment. The Company's mold production capacity is generally devoted to the production of molds to be used by the Company for the production of injection molded components for its customers. In substantially all cases, the customer owns the mold, but possession is retained by the Company for production.

     The Company has five facilities that are full service custom injection molding plants with post-molding secondary operations. These facilities collectively house 94 horizontal injection molding machines with capacities ranging from 55 tons to 500 tons and 1 vertical machine with capacity of 40 tons. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statis-tical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. Three of the Company's plants have received ISO 9002 certification, an international quality standard. The Company is also pursuing certification of its facility in Battle Creek, Michigan.

     Triple S maintains a Tech Center to conduct prototype and development projects, frequently in conjunction with resin suppliers and customers' engineers. Through the many projects undertaken at its Tech Center, the Company has gained experience with nearly all resins currently in use for injection molding. This expertise combined with the Company's injection molding production experience enables the Company to provide innovative solutions for its customers.

    	Value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging are offered to the Company's customers. These important services support the customers' requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

Raw Materials

     The principal raw materials used by the Company are thermoplastic resins. The Company uses over 300 different resins, nearly all of which are classified as engineering grade resins, as compared to lower priced commodity grade resins. Resins are generally purchased for the production of existing orders. The Company purchases its raw materials from several different sources, and these materials are available from several suppliers.

Backlog

     At March 31, 1997, the Company's backlog was approximately $15 million, which is up slightly from the previous year. Backlog generally does not exceed one quarter's manufacturing capacity and the Company's customers generally do not issue purchase orders for more than the next quarter's requirements. Management believes that all of the existing backlog will be completed during the current fiscal year.

Employees

     At March 31, 1997, the Company employed 727 full time and 10 part time employees. The Company has no employees who are represented by a labor union, and considers its relations with its employees to be good. The Company also utilizes temporary employees in its plants to produce products.

Competition

      The injection molding business in the Company's markets is highly competitive. The Company focuses on complex components with close tolerances where it competes principally on the basis of technical expertise, customer service, product quality and rapid mold production, although price is also an important competitive factor. There are many suppliers of plastic injection molded components, including many that are larger than the Company with greater financial resources.

Patents and Trademarks

      The Company does not own any patents, registered trademarks or licenses, although the Company claims certain common law trademark rights. In general, the Company relies on its technological capabilities, manu-facturing quality control and know-how, rather than patents, in the conduct of its business.

Item 2.  Properties

     The following table sets forth information regarding the Company's mold making and component production facilities:

       Location                 Size               Function

    Tucson, Arizona		       92,000 sq. ft.	     Injection molding, post-molding
                                                operations and office

    Battle Creek, Michigan		64,000 sq. ft.	     Injection molding, post-molding
                                                operations and office

    Georgetown, Texas		     64,000 sq. ft.      Injection molding, post-molding
                                                operations and office

    Vicksburg, Michigan		   59,000 sq. ft.      Corporate headquarters, injec-
                                                tion molding, post-molding
                                                operations and warehouse

    Vicksburg, Michigan	    40,000 sq. ft. 	    Injection molding, post-molding
                                                operations and office

    Vicksburg, Michigan	    26,000 sq. ft. 	    Mold manufacturing and office

    Schoolcraft, Michigan	  	8,000 sq. ft. 	    Mold manufacturing and office


     The Company owns all of its facilities except for the Georgetown facility and the Schoolcraft facility, which are leased. The Schoolcraft facility is leased from a former shareholder on terms that the Company believes are as favorable as could have been obtained from an unrelated third party.

Item 3.  Legal Proceedings

     The Company is not a party to any legal proceedings that are material within the meaning of Regulation S-K.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1997.

Additional Item:  Executive Officers of the Registrant.

    	The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

        Name                     Age     Position
     Daniel B. Canavan           43     Chairman of the Board and Chief
                                        Executive Officer
     Victor V. Valentine, Jr.    51     President
     William J. Stewart          53     Executive Vice President
     Robert D. Monk              46     Vice President, Chief Financial Officer,
                                        Secretary/Treasurer
     Daniel D. Northup           45     Vice President of Engineering
     Michael E. Zaagman          39     Vice President of Operations


     Daniel B. Canavan has been Chairman of the Board and Chief Executive Officer of the Company for more than five years.

     Victor V. Valentine, Jr, has been President of the Company for more than five years.

     William J. Stewart has been the Company's Executive Vice President for more than five years.

     Robert D. Monk joined the Company as Vice President, C.F.O. and Secretary/Treasurer on April 1, 1996. For the prior 12 years, Mr. Monk was employed by Stryker Corporation, as Vice President - Finance of the Medical Division, for the most recent two years, and prior to that as Treasurer and Corporate Controller.

     Daniel D. Northup has been the Vice President of Engineering since March 1993. Previously Mr. Northup held the position of President of the Company's Satellite Mold operation for more than five years.

     Michael E. Zaagman has been Vice President of Operations since January 1997. Mr. Zaagman joined Triple S Plastics, Inc. as the Corporate Director of Materials in March 1995. Previously he held various positions with the Sequest Closures Division of Aptar Corporation.

                                 	PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol TSSS. The price quotations reported below were supplied by the NASD.

    Fiscal       Quarter            High          Low           Close
     1997          4th             9 1/2         6 1/2            7
                   3rd             8 3/4           5            7 3/4
                   2nd             6 1/4         4 1/2          5 3/8
                   1st             7 5/8         5 3/8          5 5/8

     1996          4th             7 1/4         5 1/4          7 1/4
                   3rd            10 1/2         6 1/4          6 1/2
                   2nd            12 3/4           10             10
                   1st            11 1/4         7 1/2         11 1/4


     As of May 31, 1997, there were 279 record holders of the Company's common stock. Based on the number of sets of proxy materials mailed by the Company's transfer agent, the Company estimates there are 2,200 additional beneficial owners of the Company's common stock who hold the stock in street name. No cash dividends have been paid during the past two years.

Item 6.  Selected Financial Data

                                             Fiscal Years Ended March 31
                                       (in thousands, except per share data)
                                  1997       1996       1995       1994       1993
Income Statement Data:
  Net sales                    $ 64,608   $ 61,270   $ 54,051   $ 43,472   $ 32,685
  Gross profit                   10,464      9,271     12,245     10,917      7,636
  Operating income                2,447      1,995      5,372      5,663      3,239
  Interest expense, net             358        408         80        619        529
                               --------   --------   --------   --------   --------

  Income before income taxes      2,089      1,587      5,292      5,044      2,710
  Income taxes                      760        549      1,866      1,685        972
                               --------   --------   --------   --------   --------
  Net income                   $  1,329   $  1,038   $  3,426   $  3,359   $  1,738
                               ========   ========   ========   ========   ========
Per Share Data:

  Net income                   $    .36   $    .28   $    .92   $   1.30   $    .67
                               ========   ========   ========   ========   ========
Weighted average shares
    outstanding                   3,734      3,727      3,724      2,586      2,601


                                                  March 31 (in thousands)
                                  1997       1996       1995       1994       1993
Balance Sheet Data:

Working capital               $  10,136  $   9,561  $  12,241  $  16,290   $  4,096
Total assets                     48,323     46,150     42,339     38,113     22,834
Long-term debt, less
    current maturities            7,251      8,747      5,666      6,077      7,764
Shareholders' equity             30,353     28,981     27,902     24,471      7,788

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is a full-service custom injection molder, providing mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly and finishing operations to a diverse base of customers. Its customers are primarily in the consumer products, information technologies, automotive, medical/pharmaceutical, and telecommunications markets. The
Company operates in one business segment and backlog generally does not exceed one quarter's manufacturing capacity. The Company's fiscal year is March 31 and, unless otherwise noted, references to fiscal 1997, 1996, and 1995 relate to the fiscal years ended March 31, 1997, 1996, and 1995.

RESULTS OF OPERATIONS

     The table below outlines the components of the Company's Statements of Income as a percentage of net sales:

    Fiscal Year ended March 31                 1997         1996        1995
     Net sales                                100.0%       100.0%      100.0%
     Cost of sales                             83.8         84.9        77.3
     Gross profit                              16.2         15.1        22.7
     S,G&A expenses                            12.4         11.8        12.7
     Operating income                           3.8          3.3        10.0
     Interest expense, net                       .6           .7          .2
     Income before income taxes                 3.2          2.6         9.8
     Income taxes                               1.1           .9         3.5
     Net income                                 2.1%         1.7%        6.3%


FISCAL 1997 COMPARED TO FISCAL 1996

     Triple S Plastics' net sales increased 5% in fiscal 1997 to $64.6 million from $61.3 million in 1996. The increase in sales is primarily attributable to increased sales to established customers and sales to new customers, rather than price increases on existing products. Approximately 70% of the Company's sales in 1997 were to 10 customers, including at least one customer in each of the business markets served by the Company. The Company's sales increased to all the markets the Company serves except information technologies, which decreased 30%, but still represents 24% of total sales. This decrease represents the completion of several customer projects during 1997 which were not replaced with new projects. Sales to the consumer products market grew 30% in fiscal 1997 and represented 32% of sales compared to 26% in 1996. Sales to the telecommuni-
cations market showed strong growth of 152%, increasing to 11% of sales in 1997 compared to 4% in 1996. Sales in the medical and automotive markets also remained strong, increasing 13% and 4%, respectively.
     Cost of sales 4% over the prior year but decreased to 83.8% of sales compared to 84.9% in 1996. The lower cost of sales percentage in 1997 princi-
pally resulted from a reduced material cost of sales ratio (due to the sales mix) and from some realized manufacturing efficiencies and cost reductions compared to the prior year. This decrease occurred despite a 14% across the board production associate wage increase in the third quarter and an increase in depreciation expense of $384,000 resulting from increased capital expenditures.
    	Selling, general and administrative expenses increased $741,000 or 10%, to
$8.0 million in 1997. As a percentage of net sales, these expenses increased slightly to 12.4% in 1997 compared to 11.8% in 1996. The increase was princi-
pally due to increased depreciation, salaries and professional services as the
Company completed the comprehensive upgrade of its information systems in the third quarter.
    	Net interest expense decreased slightly to $358,000 or .6% of net sales in
1997, compared to $408,000 or .7% in 1996. The decrease is due to the Company not borrowing on its available line of credit during 1997 as well as a general reduction of long-term debt.
    	The effective income tax rate increased to 36.4% in fiscal 1997 compared to
34.6% in 1996. The increase is due to variances in non-deductible expenses for income tax purposes. Net earnings increased 28% to $1.3 million in 1997 compared to $1.0 million in 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

    	Net sales increased 13% in fiscal 1996 to $61.3 million from $54.1 million in 1995. The increase in sales was primarily attributable to additional sales to established customers as well as sales to a few relatively new customers, rather than price increases on existing products. Nearly 65% of the Company's sales in
1996 were to 10 customers, including at least one customer in each of the business markets served by the Company. The Company's sales increased to all the markets the Company serves except automotive, which decreased 2%. Sales to the information technologies market grew 22% in fiscal 1996 and represented 36% of sales compared to 33% in 1995. The overall sales increase in 1996 was also led by telecommunications and medical market products.
    	Cost of sales increased 24% in fiscal 1996 and represented 84.9% of sales compared to 77.3% in 1995. The higher cost of sales percentage in 1996 was due to the increased cost of engineering grade resins, as well as increased depreciation and labor costs related to the Company's expansion efforts. During the year, the industry experienced further significant price increases in engineered resins, which comprise approximately 80% of the resin used by the
Company. In addition, the Company continues to consolidate resin purchases where appropriate and to pursue contract pricing to mitigate increases in the cost of resin.
    	The Company increased its production capacity in fiscal 1996 in response to increased demand projected by the Company's customers. This included adding a new facility (which is leased) in Georgetown, Texas and adding 18 new molding machines throughout the Company. As a result of increased capital expenditures, depreciation expense in 1996 was $648,000 higher than the previous year.
    	Selling, general and administrative expenses increased 6% in fiscal 1996 which was well below the rate of increase in sales. As a percentage of net sales, these expenses decreased to 11.8% from 12.7%.
    	Net interest expense increased significantly in fiscal 1996 compared to the prior year due to an increase in the amount of outstanding long-term debt, as the Company issued a $5 million industrial revenue bond to finance the equipment expansion in its Texas plant. In addition, in fiscal 1995 the Company had capitalized interest expense of $186,000 relating to an expansion of its Tucson,
Arizona facility, which reduced interest expense in that year.
    	The effective income tax rate decreased slightly to 34.6% in fiscal 1996 compared to 35.3% in 1995. Net income in fiscal 1996 was $1.0 million compared to $3.4 million in 1995, a decrease of 70%.

LIQUIDITY AND CAPITAL RESOURCES

	    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings, and industrial revenue bonds.
    	Triple S Plastics' financial position remained strong in 1997 with operating activities providing $5.4 million in cash. The Company had working capital at the end of the year of $10.1 million. Accounts receivable increased
16% yet days sales outstanding at the end of fiscal 1997 decreased to 54 days compared to 57 days at the end of the prior year. Inventories remained flat, increasing only 2% at the end of 1997 while days in inventory increased modestly to 31 days compared to 27 days at the end of the previous year. Accounts payable increased by 109% at the end of fiscal 1997 compared to the prior year end. This increase relates to a higher level of general purchasing activity which had not yet been paid at the end of 1997 compared to the prior year.
    	The Company has made a significant investment in capital equipment in the last two years. Capital expenditures were $2.6 million and $5.4 million for fiscal 1997 and 1996, respectively.
    	The Company has $3.8 million available from the $5.0 million industrial revenue bond issued in October of 1995 to finance the expansion of the Georgetown, Texas plant. The Company also has a $5.0 million unsecured line of credit agreement with a bank, which has not been drawn on during 1997. These sources of cash, along with internally generated cash, are expected to be sufficient to fund planned future operating and capital requirements.

Item 8.  Financial Statements and Supplementary Data

     The following financial statements are filed with this report as pages F-1 through F-11 following the signature page:

         	Report of Independent Certified Public Accountants
         	Balance Sheets
         	Statements of Income
         	Statements of Shareholders' Equity
         	Statements of Cash Flows
        		Notes to Financial Statements


                                      PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         None

Item 10.  Directors and Executive Officers of the Registrant

     Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Regis-trant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders to be held July 23, 1997, and to be filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

Item 11.  Executive Compensation

     The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference excluding the information under the caption "Compensation Committee Report" and "Stock Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information contained under the caption "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Election of Directors".

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)	 The following financial statements are filed as part of this report as pages F-1 through F-11 following the signature page:

                 Report of Independent Certified Public Accountants
                 Balance Sheets
                 Statements of Income
                 Statements of Shareholders' Equity
                 Statements of Cash Flows
                 Notes to Financial Statements

   (b) 	No reports on Form 8-K were filed for the three-month period ended
        March 31, 1997.

   (c)	 See Exhibit Index located on pages 32 and 33.

   (d) 	The following financial statement schedule is filed as part of this report as page F-13 following the signature page:

        Schedule II - Valuation and Qualifying Accounts

     All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, were included in the notes to the financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                      SIGNATURES

    	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 31, 1997				            TRIPLE S PLASTICS, INC.

                                   	By	_DANIEL B. CANAVAN_________________
                                  		   Daniel B. Canavan, Chairman of the Board
                                       and	Chief Executive Officer

                                    	and

                                   	By	_ROBERT D. MONK____________________
                                     		Robert D. Monk, Vice President, C.F.O.,
                                     		and Secretary/Treasurer
                                     		(Principal Financial Officer)

    	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 31st day of May, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

    	Each Director of the Registrant whose signature appears below, hereby appoints Daniel B. Canavan and Robert D. Monk, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


_VICTOR V. VALENTINE_____________	 	_WILLIAM J. STEWART__________________
Victor V. Valentine, Director		     William J. Stewart, Director


_DANIEL D. NORTHUP_______________		 _ALBERT C. SCHAUER___________________
Daniel D. Northup, Director		       Albert C. Schauer, Director


_DAVID L. STEWART_________________  _JAMES F. HETTINGER__________________
David L. Stewart, Director		        James F. Hettinger, Director


_ROBERT D. BEDILION_______________		_CATHERINE A. TAYLOR_________________
Robert D. Bedilion, Director	      	Catherine A. Taylor, Corporate Controller
                                 			(Principal Accounting Officer)

                            INDEX TO FINANCIAL STATEMENTS

                                                                        	Page

Balance Sheets as of March 31, 1997 and 1996	                             F2

Statements of Income for the years ended March 31, 1997, 1996 and 1995	   F3

Statements of Shareholders' Equity for the years ended March 31, 1997,
              1996 and 1995	                                              F4

Statements of Cash Flows for the years ended March 31, 1997,
              1996 and 1995	                                              F5

Notes to Financial Statements	                                            F6

Report of Independent Certified Public Accountants	                       F10

                                        F1

                               TRIPLE S PLASTICS, INC.
                                   BALANCE SHEETS
                               (Dollars in thousands)

MARCH 31                                                  1997            1996

ASSETS
Current Assets:
  Cash and cash equivalents                          $    2,681      $    1,382
  Accounts receivable, less allowance of
    $255 and $250 for possible losses (Note 4)           11,147           9,637
  Refundable income taxes                                 ----              329
  Inventories (Notes 2 and 4)                             4,833           4,718
  Deferred mold costs                                        55              82
  Other                                                     274             160
                                                      ---------       ---------
Total Current Assets                                     18,990          16,308
                                                      ---------       ---------
Property, Plant and Equipment (Notes 4 and 5):
  Machinery and equipment                                20,967          19,331
  Land and buildings                                     11,036          10,976
  Office furniture and equipment                          3,198           2,589
  Leasehold improvements                                    102             102
                                                      ---------       ---------
                                                         35,303          32,998
  Less accumulated depreciation and amortization         10,716           8,070
                                                      ---------       ---------
Net Property, Plant and Equipment                        24,587          24,928

Other:
  Cash restricted for capital expenditures (Note 4)       3,787           3,827
  Goodwill, net of accumulated amortization
     of $431 and $393                                       717             755
  Miscellaneous                                             242             332
                                                      ---------       ---------
Total Other Assets                                        4,746           4,914
                                                      ---------       ---------
                                                      $  48,323       $  46,150
                                                      =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Note payable to bank (Note 3)                       $   ---         $     998
  Accounts payable                                        4,540           2,170
  Accruals:
    Compensation                                          1,096             997
    Income taxes                                            158            ---
    Other                                                   489             635
  Deferred mold revenue                                     622             866
  Current maturities of long-term debt (Note 4)           1,949           1,081
                                                      ---------       ---------
Total Current Liabilities                                 8,854           6,747

Long-Term Debt, less current maturities (Note 4)          7,251           8,747

Deferred Income Taxes (Note 6)                            1,865           1,675
                                                      ---------       ---------
Total Liabilities                                        17,970          17,169
                                                      ---------       ---------
Shareholders' Equity (Notes 4 and 9):
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued                        ---              ---
  Common stock, no par value, 10,200,000
    shares authorized, 3,736,941 and 3,728,831
    shares issued and outstanding                        14,413          14,370
  Retained earnings                                      15,940          14,611
                                                      ---------       ---------
Total Shareholders' Equity                               30,353          28,981
                                                      ---------       ---------
                                                       $ 48,323        $ 46,150
                                                      =========       =========
See accompanying notes to financial statements.
                                     F2

                              TRIPLE S PLASTICS, INC.
                               STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                            Years ended March 31
                                        1997        1996        1995
Net Sales                           $  64,608   $  61,270   $  54,051

Cost of Sales                          54,144      51,999      41,806
                                     --------    --------    --------
Gross Profit                           10,464       9,271      12,245

Total Selling, General &
   Administrative Expenses              8,017       7,276       6,873
                                     --------    --------    --------
Operating Income                        2,447       1,995       5,372

Interest Income (Expense):
  Interest expense                       (594)       (607)       (233)
  Interest income                         236         199         153
                                     --------    --------    --------
Net Interest Expense                     (358)       (408)        (80)
                                     --------    --------    --------
Income Before Income Taxes              2,089       1,587       5,292

Income Taxes (Note 6)                     760         549       1,866
                                     --------    --------    --------
Net Income                          $   1,329   $   1,038   $   3,426
                                     ========    ========    ========
Earnings Per Share                  $     .36   $     .28   $     .92
                                     ========    ========    ========
Weighted Average Number of
  Common Shares Outstanding             3,734       3,727       3,724

See accompanying notes to financial statements.
                                       F3

                              TRIPLE S PLASTICS, INC.
                        STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                                                             Total
                                            Common        Retained    Shareholders'
YEAR ENDED MARCH 31                          Stock        Earnings          Equity

Balance, March 31, 1994                  $  14,324       $  10,147       $  24,471
Issuance of 587 shares of Common Stock           5            ---                5
Net income for the year                       ---            3,426           3,426
                                         ---------       ---------       ---------

Balance, March 31, 1995                     14,329          13,573          27,902
Issuance of 4,702 shares of Common Stock        41            ---               41
Net income for the year                       ---            1,038           1,038
                                         ---------       ---------       ---------

Balance, March 31, 1996                     14,370          14,611          28,981
Issuance of 8,102 shares of Common Stock        43            ---               43
Net income for the year                       ---            1,329           1,329
                                         ---------       ---------       ---------

Balance, March 31, 1997                 $   14,413      $   15,940      $   30,353

See accompanying notes to financial statements.

                                     F4

                             TRIPLE S PLASTICS, INC.
                             STATEMENTS OF CASH FLOW
                             (Dollars in thousands)
                                                Years ended March 31
                                             1997       1996        1995
Operating Activities
  Net income                             $   1,329  $   1,038   $   3,426
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
     Depreciation                            2,934      2,492       1,844
     Amortization                               75         72          79
     Deferred income taxes                     190       (175)        200
     Loss on sale of equipment                  54         47           2
     Changes in assets and liabilities:
       Receivables:
           Trade                            (1,510)     1,237      (2,387)
           Refundable income taxes             329       (329)        ---
       Inventories                            (115)      (601)     (1,098)
       Deferred mold costs                      27         57          22
       Other current assets                   (114)       (75)         96
       Accounts payable and accruals         2,323     (2,094)        594
       Income taxes payable                    158       (172)       (197)
       Deferred mold revenue                  (244)      (126)        221
                                           -------    -------     -------
Cash Provided by Operating Activities        5,436      1,371       2,802

Investing Activities
  Purchases of property, plant and
    equipment, net of disposals             (2,229)    (5,352)     (8,860)
  Other investing activities (other assets)     53        (97)         26
  Change in restricted cash                     40     (3,827)        ---
                                           -------    -------     -------
Cash Used in Investing Activities           (2,136)    (9,276)     (8,834)

Financing Activities
  Net borrowings (payments) on note
    payable to bank                           (998)       998         ---
  Proceeds from issuance of common stock,
    net of fees paid                            43         41           5
  Proceeds from issuance of long-term debt     ---      5,000         ---
  Principal payments on long-term debt      (1,046)      (699)       (385)
                                           -------    -------     -------
Cash Provided by (Used in)
      Financing Activities                  (2,001)     5,340        (380)
Increase (Decrease) in Cash and            -------    -------     -------
      Cash Equivalents                       1,299     (2,565)     (6,412)
Cash and Cash Equivalents, beginning
      of year                                1,382      3,947      10,359
                                           -------    -------     -------
Cash and Cash Equivalents, end of year   $   2,681  $   1,382   $   3,947
                                           =======    =======     =======
See accompanying notes to financial statements.

                                     F5

                              TRIPLE S PLASTICS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Business
    	The Company operates in a single business segment and is a fully integrated manufacturer of complex, highly engineered thermoplastic components for custo-
mers primarily in the consumer products, information technologies, automotive, medical/pharmaceutical and telecommunications markets.
    	During the years ended March 31, 1997, 1996 and 1995, a consumer products customer accounted for 14%, 10% and 13% of net sales, respectively, and an information technologies customer accounted for 8%, 16% and 15% of net sales, respectively.

Acquisitions and Goodwill
    	The financial statements include the net assets of businesses purchased at their fair value at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over a thirty year life.

Inventories
    	Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment
    	Property, plant and equipment are stated at cost. Expenditures for renewals and betterments are capitalized and maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

             	Buildings                                  	40 years
             	Machinery and equipment	               5 to 10 years
             	Office furniture and equipment	        3 to 10 years
             	Leasehold improvements                     	10 years

Income Taxes
    	The Company follows the liability method of accounting for income taxes and provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities are expected to reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the period that includes the enactment date.

Fair Value of Financial Instruments
    	The carrying amounts of the Company's financial instruments, which consist of cash, receivables, notes payable, accounts payable and long-term debt, approximate their fair values. For long-term debt, the present value of future cash flows, discounted at the Company's current effective borrowing rate, was used to estimate fair value.

Estimates
    	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Revenue Recognition
    	Revenue is recognized on plastic molded products when the products are shipped to customers. Revenue on molds is recognized when the mold is completed and samples of molded parts produced by the tool are shipped to customers. Prior to that time, mold revenue and direct mold costs are deferred. Losses are recognized when reasonable estimates of the amount of loss can be made. The Company regularly reviews the credit collection and product return history and status of its customers and provides for potential losses.
                                     F6

Cash and Cash Equivalents
    	Cash and cash equivalents consist of cash on hand and held in banks, money market funds, commercial paper and other short-term investments with an original maturity of three months or less when purchased.

Earnings per Share
    	Earnings per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period.
Earnings per share is computed using the treasury stock method.
    	During February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" was issued by the Financial Accounting Standards Board. Disclosure requirements are effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The Company does not expect adoption of the standard to have a material effect on the earnings per share amounts as currently disclosed in the accompanying financial statements.

2.   Inventories

    	Inventories are summarized as follows (in thousands):

                                                   March 31
                                            1997              1996
     Raw materials and packaging          $ 2,084           $ 2,153
     Finished goods and work-in-process     2,749             2,565
                                          -------           -------
     Total Inventories                    $ 4,833           $ 4,718

3.   Note Payable to Bank

    	The Company has entered into a $5 million unsecured line-of-credit agree-ment with a bank, due on demand, with interest on the unpaid principal balance at the bank's prime rate (8.50% at March 31, 1997). There were no borrowings under this agreement at March 31, 1997. At March 31, 1996, the amount out-standing was $998,000.

4.  Long-Term Debt

   	Long-term debt consists of (in thousands):
                                                           March 31
                                                     1997            1996
Georgetown Industrial Development
   Corporation Revenue Bond                       $  4,216       $   4,712
Michigan Strategic Fund Limited Obligation
   Revenue Bonds (1989 and 1990 series)              2,820           3,190
Mortgage notes payable to bank                       1,692           1,743
Other                                                  472             183
                                                  --------       ---------
Long-term debt                                       9,200           9,828
Current maturities of long-term debt                 1,949           1,081
                                                  --------       ---------
Long-term debt, less current maturities           $  7,251       $   8,747
                                                  ========       =========

    	The Georgetown Industrial Development Corporation Revenue Bond provides for monthly principal payments ranging from $48,000 to $80,000 plus interest through
November 2002. Interest is fixed at 6.56% through September 2000, and then becomes variable at 77% of the bank's base lending rate. Cash restricted for capital expenditures represents the remaining proceeds from this bond issue.
    	The Michigan Strategic Fund Limited Obligation Revenue bonds (1989 and 1990 series) provide for semi-annual interest payments with rates that vary from 6.9%
to 7.65% and annual principal payments through September
                                    F7

2001. The bonds are collateralized by a letter of credit with the bank which requires annual interest payments of .875% of the outstanding bond balance.
    	The mortgage notes payable to the bank, maturing $15,454 monthly, include interest at rates ranging from 7.07% to 8.61%, and are due at varying dates through October 2012.
    	The above debt is secured by accounts receivable, inventories and property and equipment. In connection with the overall bank financing agreement, the
Company must comply with certain financial and non-financial restrictive covenants. The restrictive covenants include limitations on the amount of required working capital, the ratio of debt to tangible net worth and the minimum amount of tangible net worth. At March 31, 1997 and 1996, retained earnings of $6 million was restricted by terms of the long-term debt described above. At March 31, 1997, the Company was in compliance with all restrictive covenants.
    	Maturities of long-term debt for the four fiscal years succeeding 1998 are:
1999 - $1,297,000; 2000 - $1,270,000; 2001 - $1,323,000; and 2002 - $1,980,000.

5.   Leases and Commitments

    	The Company leases transportation equipment and manufacturing facilities under operating leases expiring at various dates through 1999. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Minimum lease payments required under operating leases are as follows: 1998 - $331,000; and 1999 - $106,000.
    	Obligations under capital leases include $313,000 for computer equipment with an original cost of $432,000 and a net book value at March 31, 1997 of $336,000.
    	Total lease expense for facilities and equipment amounted to $315,000 in 1997; $232,000 in 1996; and $47,000 in 1995.

6.   Income Taxes

    	Provisions for income taxes consist of the following (in thousands):

                                                Year Ended March 31
                                         1997          1996           1995
     Current:
       Federal                        $    525      $    680       $  1,567
       State and local                      45            44             99
                                       -------       -------        -------
                                           570           724          1,666
       Deferred                            190          (175)           200
                                       -------       -------        -------
      Total income taxes              $    760      $    549       $  1,866


    	The provision for the deferred income tax liability at March 31, 1997 and 1996 are principally related to temporary differences in accumulated depreciation.
    	A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                                Year Ended March 31
                                          1997         1996         1995
    Statutory federal income tax rate     34.0%        34.0%        34.0%
    State and local income taxes, net
      of federal income tax effect         1.4          1.8          1.9
    Other                                  1.0         (1.2)         (.6)
                                          ----         ----         ----
    Effective income tax rate             36.4%        34.6%        35.3%

7.   Employee Benefit Plan

    	The Company maintains a defined contribution plan covering substantially all employees. Under the Plan, employees' contributions are made on a tax deferred basis and are partially matched by the Company. Total expense under the Plan was $140,000, $114,000 and $87,000 for 1997, 1996 and 1995,
respectively.

8.   Supplemental Disclosures of Cash Flow Information

                                              Year Ended March 31
                                        1997         1996          1995
    Operating Activities:
    Interest paid, net of amount
      capitalized                    $    599      $   610       $   423
    Interest received                     236          199           153
    Income taxes paid                     310        1,225         1,818
    Income tax refund received            229          --            --

    Non-cash Investing and
        Financing Activities:
    Capital expenditures financed
        by capital lease obligation       418          --            --
    Capital expenditures included
        in accounts payable                --          --            362

9.   Capital Stock

    	The Company maintains a stock option plan for key employees and has reserved 450,000 shares of Common Stock for such plan. The options must be exercised within ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options may not be exercised prior to six months from date of grant.
    	In July 1996, the Company established an Outside Director Stock Option Plan and has reserved 150,000 shares of Common Stock for such plan. The options must be exercised within ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options become exercisable six months after the grant date.
    	Net earnings and net earnings per share would not be materially different if the Company accounted for its employee stock options under the fair value method as provided for under FASB Statement No. 123, "Accounting for Stock-Based
Compensation."
    	A summary of stock option activity is as follows:

                                                             Option Price
                                             Shares            Per share
Options outstanding at March 31, 1994        60,000              $12.50
Granted                                       2,000              $12.00
Canceled                                     (5,000)             $12.50
                                             ------
Options outstanding at March 31, 1995        57,000         $12.00 - $12.50
Canceled                                     (7,000)             $12.50
                                             ------
Options outstanding at March 31, 1996        50,000         $12.00 - $12.50
Granted                                      66,200          $5.00 -  $6.75
Canceled                                    (20,000)         $6.13 - $12.50
                                             ------
Options outstanding at March 31, 1997        96,200          $5.00 - $12.50
                                             ======

    	In August 1994, the Company established an Employee Stock Purchase Plan and reserved 100,000 shares of Common Stock for such plan. Under the plan, any eligible employee may purchase stock at a price equal to 85% of the fair market value as of the last day of the option period.

                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Triple S Plastics, Inc.
Vicksburg, Michigan


    	We have audited the accompanying balance sheets of Triple S Plastics, Inc. as of March 31, 1997 and 1996 and the related statements of income, shareholders' equity and cash flow for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple S Plastics, Inc. at March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.






BDO Seidman, LLP
Kalamazoo, Michigan
April 28, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                                   STATEMENT SCHEDULES



The Board of Directors
Triple S Plastics, Inc.
Vicksburg, Michigan



    	The audits referred to in our report to the Board of Directors of Triple S Plastics, Inc. dated April 28, 1997 relating to the financial statements of Triple S Plastics, Inc. included the audit of the schedule listed under Item 14 of Form 10-K for each of the three years in the period ended March 31, 1997.
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

    	In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Kalamazoo, Michigan
April 28, 1997

                                TRIPLE S PLASTICS, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                               Balance at      charged to    Charged               Balance
                               beginning        costs and    against     Other    at end of
Description                    of period        expenses     reserves   changes     period
-----------                    ----------      ----------    --------   -------   ---------
Reserves and allowances
  deducted from asset
  accounts:

Allowance for uncollectible
  accounts receivable:

  Year ended March 31, 1997     $250,000         $ 30,000    $ 25,000      ---     $255,000

 	Year ended March 31, 1996     $160,000         $188,000    $ 98,000      ---     $250,000

 	Year ended march 31, 1995     $112,000         $ 48,000        ---       ---     $160,000




                                       EXHIBIT INDEX

Exhibit No.     Description                                                 Page

3(a) Registrant's Second Amended and Restated Articles of Incorporation were filed as Exhibit 3(a) to a Registra-tion Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

3(b) Registrant's Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

4               A specimen Form of Stock Certificate was filed as
                Exhibit 4 to a Registration Statement on Form S-1
                (No. 33-74866) and the same is incorporated herein by reference.

10(a)(1) A Business Loan Agreement between Registrant and First of America Bank - Michigan, N.A. dated November 1, 1992, and as amended December 21, 1993, with respect to Registrant's Line of Credit, Secured Term Loan Avail-ability, Secured End Mortgage, Real Estate Mortgage for Subsidiary, and Secured Term Loan to subsidiary were filed as Exhibit 10(a)(1) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(2)        A Loan Agreement between Registrant and Michigan
                Strategic Fund dated May 1, 1989 was filed as
                Exhibit 10(a)(2) to a Registration Statement on
                Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(3) A Loan Agreement between Registrant and Michigan Strategic Fund dated September 1, 1990 was filed as
                Exhibit 10(a)(3) to a Registration Statement on
                Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(4) A Bond Purchase Agreement among Registrant, Michigan Strategic Fund and Roney & Company, dated September 24, 1990 was filed as Exhibit 10(a)(4) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(5) A Reimbursement Agreement between Registrant and First of America Bank - Michigan, N.A. dated November 1, 1992 backing the 1989 Michigan Strategic Fund Limited Obligation Revenue Bonds was filed as Exhibit 10(a)(5) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(6) A Reimbursement Agreement between Registrant and First of American Bank - Michigan, N.A. dated November 1, 1992 backing the 1990 Michigan Strategic Fund Limited Obligation Revenue Bonds was filed as Exhibit 10(a)(6) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(b)           A Loan Guarantee Agreement and related Security
                Agreement between Subsidiary and First of America
                Bank - Michigan, N.A. dated November 1, 1992 was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(c) A Lease between Registrant and Gemini Development Company regarding Registrant's Schoolcraft, Michigan, facility for the A-Tech Molds Division was filed as
                Exhibit 10(c) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(1)       The Triple S Plastics, Inc. Employee Stock Option
                Plan was filed as Exhibit 10(d)(1) to a Registration
                Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(2)       A Form of Nonqualified Stock Option Agreement was
                filed as Exhibit 10(d)(2) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(3)       A Form of Qualified Stock Option Agreement was filed
                as Exhibit 10(d)(3) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(4)       An Outside Directors Stock Option Plan dated
                July 25, 1996 was filed as Exhibit 99 to a Registration Statement on Form S-8 (No. 333-20365) and the same is incorporated herein by reference.

10(e) A Form of Indemnity Agreement between Registrant and each of its directors was filed as Exhibit 10(e) to Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated by reference.

10(f) Lease between Triple S Plastics, Inc. And Westinghouse Road Joint Venture regarding the manufacturing and office building for the Georgetown, Texas manufacturing facility.

11              Statement regarding computation of earnings per share         27

23              Consent of Experts and Counsel                                28

27              Financial Data Schedule                                       29


*Indicates a compensatory arrangement

                                      EXHIBIT 11

                                TRIPLE S PLASTICS, INC.

                        (In thousands, except per share amounts)

                                                 Year ended March 31
                                      1997              1996             1995

Net earnings                       $  1,329          $  1,038         $  3,426

Weighted average number of
   shares outstanding                 3,734             3,727            3,724

Earnings per share (net earnings
 divided by weighted average
 number of shares)                 $    .36          $    .28         $    .92



Note: 	Shares subject to option are not included in the earnings per share computation because the effect is not dilutive.

                    CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Triple S Plastics, Inc.
Vicksburg, Michigan


    	We hereby consent to the incorporation by reference in the Company's Registration Statements (No. 33-83214, No. 33-83212 and No. 333-20365) of our report dated April 28, 1997, relating to the financial statements of Triple S Plastics, Inc. for each of the three years in the period ended March 31, 1997.





BDO Seidman, LLP
Kalamazoo, Michigan
Date: April 28, 1997