Form 10-Q
period 1997-06-30
TRIPLE S PLASTICS INC
filed 1997-08-13
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

                            Yes __X__  No _____

    The registrant had 3,738,204 shares of common stock outstanding as of June 30, 1997.

                             TRIPLE S PLASTICS, INC.

                                     INDEX

                                                             Page No.

Part I.        Financial Information

       Item 1  Condensed Financial Statements

               Condensed Balance Sheets -                                3
               June 30, 1997 and March 31, 1997

               Condensed Statements of Income - Three Months             4
               Ended June 30, 1997 and 1996

               Condensed Statements of Cash Flows -                      5
               Three Months Ended June 30, 1997 and 1996

               Notes to Condensed Financial Statements                   6

       Item 2. Management's Discussion and Analysis of

               Financial Condition and Results of Operations             7


Part II.       Other Information

       Item 6. Exhibits and Reports on Form 8-K	                         9

                            TRIPLE S PLASTICS, INC.
                           CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                              (Unaudited)
                                                June 30            March 31
                                                  1997               1997
ASSETS
Current Assets:
  Cash and cash equivalents                    $   2,447          $   2,681
  Accounts receivable, less allowance
    of $255 for possible losses                   10,727             11,147
  Inventories (Note 2)                             4,969              4,833
  Other                                              206                329
                                               ---------          ---------
            Total Current Assets                  18,349             18,990

Property, Plant and Equipment (Note 3)            36,474             35,303
  Less accumulated depreciation and
    amortization                                  11,426             10,716
                                               ---------          ---------
            Net Property, Plant and Equipment     25,048             24,587

Other:
  Cash restricted for capital
    expenditures (Note 3)                          3,795              3,787
  Goodwill, net of accumulated amortization
    of $440 and $431                                 708                717
  Miscellaneous                                      194                242
                                               ---------          ---------
              Total Other Assets                   4,697              4,746
                                               ---------          ---------
                                               $  48,094          $  48,323
                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $   3,498          $   4,540
  Accrued compensation                             1,371              1,096
  Deferred mold revenue                              667                622
  Other accrued expenses                           1,000                647
  Current maturities of long-term debt             1,955              1,949
                                               ---------          ---------
              Total Current Liabilities            8,491              8,854

Long-Term Debt, less current maturities            6,945              7,251
Deferred Income Taxes                              1,865              1,865
                                               ---------          ---------
              Total Liabilities                   17,301             17,970

Shareholders' Equity:
   Preferred stock, no par value, 1,000,000
     shares authorized, none issued                  --                 --
   Common stock, no par value, 10,200,000
     shares authorized, 3,738,204 and
     3,736,941 shares issued and outstanding      14,421             14,413
   Retained earnings                              16,372             15,940
                                               ---------          ---------
              Total Shareholders' Equity          30,793             30,353
                                               ---------          ---------
                                               $  48,094          $  48,323
                                               =========          =========

See accompanying notes to financial statements.

                            TRIPLE S PLASTICS, INC.
                        CONDENSED STATEMENTS OF INCOME
                                (Unaudited)
                   (in thousands, except per share amounts)
                                                    Three Months Ended
                                                          June 30
                                                     1997          1996

Net Sales                                        $   17,117    $   14,516
Cost of Sales                                        14,015        12,432
                                                 ----------    ----------
Gross Profit                                          3,102         2,084

Total selling, general & administrative
   expenses                                           2,343         1,883
                                                 ----------    ----------
               Operating Income                         759           201

Interest Expense (Income):
    Interest expense                                    160           131
    Interest income                                     (63)          (59)
                                                 ----------    ----------
               Net Interest Expense                      97            72
                                                 ----------    ----------
               Income Before Income Taxes               662           129

Income Taxes                                            230            45
                                                 ----------    ----------
               Net Income                        $      432    $       84
                                                 ==========    ==========

Earnings per Share of Common Stock               $      .12    $      .02
                                                 ==========    ==========

Weighted Average Number of Common Shares
    Outstanding                                       3,738         3,730
                                                 ==========    ==========

                            TRIPLE S PLASTICS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                     Three Months Ended
                                                           June 30
                                                     1997          1996
Operating Activities:
   Net income                                     $    432      $     84
   Adjustments to reconcile net income to
     cash provided by operating activities:
     Depreciation and amortization                     776           676
     Changes in assets and liabilities:
       Accounts receivable                             420            97
       Inventories                                    (136)         (386)
       Accounts payable and accruals                  (246)        1,483
       Other                                            39           (28)
                                                   --------      --------
CASH PROVIDED BY OPERATING ACTIVITIES                 1,285         1,926

INVESTING ACTIVITIES:
   Capital expenditures                              (1,219)         (829)
   Increase in restricted cash                           (8)          (44)
                                                   --------      --------
CASH USED IN INVESTING ACTIVITIES                    (1,227)         (873)

FINANCING ACTIVITIES:
   Payments on note payable to bank                     --           (998)
   Proceeds from issuance of common stock,
     net of fees                                          8            10
   Principal payments on long-term debt                (300)         (199)
                                                   --------      --------
CASH USED IN FINANCING ACTIVITIES                      (292)       (1,187)
                                                   --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS          $   (234)     $   (134)
                                                   ========      ========

                          TRIPLE S PLASTICS, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)

1.    Presentation of Interim Information

      In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

     The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.    Inventories
                                                          ($000s)
Inventories are summarized as follows:           June 30          March 31
                                                   1997             1997

       Raw materials and packaging              $  2,150          $  2,084
       Finished goods and work-in-process          2,819             2,749
                                                --------          --------
       Total Inventories                        $  4,969          $  4,833
                                                ========          ========

3.    Cash Restricted for Capital Expenditures

     This amount represents the remaining proceeds from a $5 million Industrial Revenue Bond and is restricted for investment in machinery and equipment for the Company's Texas facility.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS
                                    (in thousands)

Overview

     The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the consumer products, information technologies (principally computer and business equipment), automotive, medical/pharmaceutical, and telecommunications markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

Results of Operations

     The following table sets forth, for the three months ended June 30, 1997 and 1996, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                                     Three months ended
                                          June 30
                                     1997          1996           % Change
Net sales                           100.0%        100.0%             17.9
Cost of sales                        81.9          85.6              12.7
                                    -----         -----
Gross profit                         18.1          14.4              48.8
Operating expenses                   13.7          13.0              24.4
                                    -----         -----
Operating income                      4.4           1.4             277.6
Interest expense, net                 0.6           0.5              34.7
                                    -----         -----
Income before income taxes            3.8           0.9             413.2
Income taxes                          1.3           0.3             411.1
                                    -----         -----
Net income                            2.5%          0.6%            414.3
                                    =====         =====

Net Sales

     Net sales for the first quarter ended March 31, 1997 increased 18% compared to the first quarter of the prior year. The sales increase was led by sales to customers in the consumer products, medical and telecommunications products markets, while sales to customers in the information technologies market declined. Sales to customers in the automotive market remained relatively flat. The overall increase in sales is principally related to volume as no significant price increases occurred during the first quarter of fiscal 1998.

Cost of Sales

     Cost of sales increased 13% in the first quarter of fiscal 1998 compared to the prior year first quarter which is lower than the percentage increase in sales. As a percentage of sales, cost of sales decreased to 81.9% compared to 85.6% in the prior year first quarter. The lower cost of sales percentage in fiscal 1998 principally resulted from a reduced material cost of sales ratio (due to the sales mix) and from some realized manufacturing efficiencies and cost reductions compared to the prior year first quarter.

Selling, General and Administrative Expenses

     Operating expenses increased 24% in the first quarter of fiscal 1998 compared to the first quarter of the prior year. This increase in operating expenses was principally due to increased compensation, depreciation and professional services.

Income Taxes

     The Company's effective income tax rate of 34.7% in the first quarter of fiscal 1998 is comparable to the rate for the same period last year.

Liquidity and Capital Resources

     The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings and industrial revenue bonds.
     In the first quarter of fiscal 1998, the Company generated $1.3 million of cash from operations which was used to acquire $1.2 million of capital equipment and pay debt.
     Accounts receivable decreased by $420 at June 30, 1997 compared to the prior fiscal year end, and represented 55 days sales compared to 54 days at the end of the prior fiscal year, and 56 days one year ago. Inventories increased by $136 at June 30, 1997 compared to the prior fiscal year end, but still represents only 32 days in inventory, which compares favorably to the 34 day figure one year ago.
     The Company still has $3.8 million available from the $5.0 million industrial revenue bond issued in October of 1995 to finance the expansion of the Georgetown, Texas plant. In addition, the Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on at June 30, 1997. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

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

                                    TRIPLE S PLASTICS, INC.
                                    (Registrant)

Date: August 12, 1997               ___ROBERT D. MONK_________________________
                                    Robert D. Monk
                                    Chief Financial Officer



Date: August 12, 1997               ___CATHERINE A. TAYLOR____________________
                                    Catherine A. Taylor
                                    Corporate Controller
                                    (Chief Accounting Officer)