Form 10-Q
period 1997-09-30
TRIPLE S PLASTICS INC
filed 1997-11-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

  (X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                        OR

  ( )	Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

     	For the transition period from __________ to __________

Commission file number:  0-23474

                               Triple S Plastics, Inc.
              (Exact name of registrant as specified in its charter)

          Michigan   							                        38-1895876
(State or other Jurisdiction of	   				(I.R.S. Employer Identification No.)
Incorporation or Organization)

              14320 Portage Road, Vicksburg, Michigan   49097-0905
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

                           Yes __X__   No _____

    	The registrant had 3,739,400 shares of common stock outstanding as of September 30, 1997.

                         TRIPLE S PLASTICS, INC.

                                 INDEX




                                                  												     		Page No.

Part I.		Financial Information

  		Item 1.	Condensed Financial Statements

      			Condensed Balance Sheets - 								                              3
			      September 30, 1997 and March 31, 1997

      			Condensed Statements of Income - Three Months and					           4
      			Six Months Ended September 30, 1997 and 1996

      			Condensed Statements of Cash Flows -							                      5
      			Six Months Ended September 30, 1997 and 1996

      			Notes to Condensed Financial Statements						                    6

		  Item 2.	Management's Discussion and Analysis of

      			Financial Condition and Results of Operations						              7



Part II.	Other Information

  		Item 6.	Exhibits and Reports on Form 8-K							                       9

                           TRIPLE S PLASTICS, INC.
                          CONDENSED BALANCE SHEETS
                           (Dollars in thousands)

                                                   (Unaudited)

                                                    Sept. 30      March 31
                                                      1997          1997
                                                    --------      --------
ASSETS
Current Assets:
  Cash and cash equivalents                        $   2,723     $   2,681
  Accounts receivable, less allowance of
     $255 for possible losses                         10,972        11,147
  Inventories (Note 2)                                 4,327         4,833
  Other                                                  198           329
                                                    --------      --------
         				Total Current Assets                     18,220        18,990

Property, Plant and Equipment (Note 3)                37,496        35,303
  Less accumulated depreciation and amortization      12,099        10,716
                                                    --------      --------
				Net Property, Plant and Equipment                 25,397        24,587

Other:
  Cash restricted for capital expenditures (Note 3)    3,842         3,787
  Goodwill, net of accumulated amortization of
     $450 and $431                                       698           717
  Miscellaneous                                          178           242
                                                    --------      --------
         				Total Other Assets                        4,718         4,746
                                                    --------      --------
                                                   $  48,335     $  48,323
                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $   4,670     $   4,540
  Accrued compensation                                 1,035         1,096
  Deferred mold revenue                                  732           622
  Other accrued expenses                                 587           647
  Current maturities of long-term debt                 1,988         1,949
                                                    --------      --------
         				Total Current Liabilities                 9,012         8,854

Long-Term Debt, less current maturities                6,396         7,251
Deferred Income Taxes                                  1,865         1,865
                                                    --------      --------
         				Total Liabilities                        17,273        17,970

Shareholders' Equity:
  	Preferred stock, no par value, 1,000,000
     shares authorized, none issued                     --            --
  	Common stock, no par value, 10,200,000
     shares authorized, 3,739,400 and 3,736,941
     shares issued and outstanding                    14,429        14,413
  	Retained earnings                                  16,633        15,940
                                                    --------      --------
          			Total Shareholders' Equity               31,062        30,353
                                                    --------      --------
                                                   $  48,335     $  48,323
                                                    ========      ========

See accompanying notes to financial statements.

                            TRIPLE S PLASTICS, INC.
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                   (in thousands, except per share amounts)

                                    Three Months Ended      Six Months Ended
                                       September 30           September 30
                                     1997        1996       1997        1996
                                   ---------  ---------   ---------  ---------
Net Sales                          $  16,399  $  16,716   $  33,516  $  31,232
Cost of Sales                         13,845     13,668      27,860     26,100
                                   ---------  ---------   ---------  ---------
Gross Profit                           2,554      3,048       5,656      5,132

Total selling, general &
   administrative expenses             2,060      2,101       4,403      3,984
                                   ---------  ---------   ---------  ---------
   					Operating Income                 494        947       1,253      1,148

Interest Expense (Income):
 	Interest expense                       156        170         316        301
 	Interest income                        (63)       (60)       (126)      (119)
                                   ---------  ---------   ---------  ---------
				   	Net Interest Expense              93        110         190        182
                                   ---------  ---------   ---------  ---------
   					Income Before Income Taxes       401        837       1,063        966

Income Taxes                             140        295         370        340
                                   ---------  ---------   ---------  ---------
   					Net Income                 $     261  $     542   $     693  $     626
                                   =========  =========   =========  =========

Earnings per Share of Common Stock $     .07  $     .15   $     .19  $     .17
                                   =========  =========   =========  =========
Weighted Average Number of Common
   Shares Outstanding                  3,739      3,733       3,739      3,732
                                   =========  =========   =========  =========

                              TRIPLE S PLASTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                                  Six Months Ended
                                                    September 30
                                                1997            1996
                                             ----------      ----------
Operating Activities:
 	Net income                                  $    693        $    626
 	Adjustments to reconcile net income to
    cash provided by operating activities:
  		Depreciation and amortization                1,582           1,379
  		Changes in assets and liabilities:
      Accounts receivable                          175            (697)
   			Inventories                                  506            (333)
   			Accounts payable and accruals                250           2,813
   			Other                                         45            (182)
                                             ----------      ----------
CASH PROVIDED BY OPERATING ACTIVITIES            3,251           3,606

INVESTING ACTIVITIES:
 	Capital expenditures                          (2,354)         (1,543)
 	Increase in restricted cash                      (55)            (75)
                                             ----------      ----------
CASH USED IN INVESTING ACTIVITIES               (2,409)         (1,618)

FINANCING ACTIVITIES:
 	Payments on note payable to bank                 --             (998)
 	Proceeds from issuance of common
    stock, net of fees                              16              23
 	Principal payments on long-term debt            (816)           (648)
                                             ----------      ----------
CASH USED IN FINANCING ACTIVITIES                 (800)         (1,623)
                                             ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS    $      42       $     365
                                             ==========      ==========

                            TRIPLE S PLASTICS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)

1.	Presentation of Interim Information

	    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the
Company as of September 30, 1997 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    	The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.	Inventories
                                                   ($000s)
Inventories are summarized as follows:       Sept. 30     March 31
                                                1997        1997
                                             --------     --------
   		Raw materials and packaging             $  2,064     $  2,084
   		Finished goods and work-in-process         2,263        2,749
                                             --------     --------
   		Total Inventories                       $  4,327     $  4,833

3.	Cash Restricted for Capital Expenditures

    	This amount represents the remaining proceeds from a $5 million Industrial Revenue Bond and is restricted for investment in machinery and equipment for the Company's Texas facility.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS
                              ($ thousands)

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

Results of Operations

    	The following table sets forth, for the three months and six months ended September 30, 1997 and 1996, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                      Three months Ended     Six Months Ended
                         September 30          September 30        % Change
                      -------------------  -------------------  --------------
                        1997       1996      1997       1996    2nd Qtr 6 mos.
                      --------   --------  --------   --------  ------- ------
Net sales             	100.0%    	100.0%   	100.0%    	100.0%   	(1.9)% 	 7.3%
Cost of sales          	84.4      	81.8     	83.1      	83.6     	1.3    	6.7
                      --------   --------  --------   --------  ------- ------
Gross profit           	15.6      	18.2     	16.9      	16.4   	(16.2)  	10.2
Operating expenses     	12.6      	12.5     	13.2      	12.7    	(2.0)  	10.5
                      --------   --------  --------   --------  ------- ------
Operating income	        3.0       	5.7      	3.7        3.7   	(47.8)   	9.1
Interest expense, net   	0.6       	0.7      	0.5       	0.6   	(15.5)   	4.4
                      --------   --------  --------   --------  ------- ------
Income before income
   taxes                	2.4       	5.0      	3.2       	3.1   	(52.1)  	10.0
Income taxes            	0.8       	1.8       1.1       	1.1   	(52.5)   	8.8
                      --------   --------  --------   --------  ------- ------
Net income              	1.6%      	3.2%     	2.1%      	2.0%  	(51.8)% 	10.7%
                      ========   ========  ========   ========  ======= ======

Net Sales

   	 Net sales for the second quarter ended September 30, 1997 decreased 2% compared to the second quarter of the prior year. The decrease is principally due to several of the Company's customers slowing purchases to reduce their inventories. This sales reduction, along with the mix of product sales resulted in the reduction in net income. In the second quarter, sales to customers in the telecommunications and medical markets actually increased, but were more than offset by decreases in sales to customers in the information technologies and automotive markets.

	    Net sales for the first half of fiscal 1998 increased 7% to $33,516 from
$31,232 for the same period last year. For the first half of the year, sales to customers in the consumer products market comprised the largest percentage of salesat 35%, with sales to customers in the information technologies, automotive, medical and telecommunications markets representing approximately
15% of sales each. The overall increase in sales is principally related to volume as no significant price increases occurred during the first half of fiscal 1998. The Company's twenty largest customers, including at least one in each of the primary business markets served, accounted for approximately 80% of the Company's net sales for the first six months of fiscal 1998 and 1997.

Cost of Sales

	    As a percentage of sales, cost of sales in the second quarter increased to
84.4% compared to 81.8% in the prior year second quarter. The higher cost of sales percentage in fiscal 1998 principally resulted from the lower sales level in addition to an increased material cost of sales ratio due to product mix when compared to the prior year second quarter. For the first six months of fiscal 1998, the cost of sales percentage decreased slightly to 83.1% compared to 83.6% for the comparable period last year.

Selling, General and Administrative Expenses

	    Selling, general and administrative expenses in the second quarter of fiscal 1998 were comparable with the same period last year. For the first six months of fiscal 1998, these expenses increased slightly to 13.1% of sales compared to 12.8% for the comparable period last year. This increase in operating expenses principally relates to increased compensation, depreciation and professional services.

Income Taxes

	    For the first six months of fiscal 1998, the Company's effective income tax rate was 34.8% which is comparable to the rate for the same period last year of
35.2%.

Liquidity and Capital Resources

	    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings and industrial revenue bonds.
	    In the first six months of fiscal 1998, the Company generated $3.3 million of cash from operations which was used to acquire $2.4 million of capital equipment and pay debt requirements.
	    Accounts receivable decreased by $175 at September 30, 1997 compared to the prior fiscal year end, and represented 62 days sales compared to 54 days at the end of the prior fiscal year, and 54 days one year ago. This increase is due to several customers stretching out payments to the Company and is believed to be a temporary situation. Inventories decreased by $506 at September 30, 1997 compared to the prior fiscal year end, and represented 29 days in inventory compared to 31 days at the end of the prior fiscal year, and 29 days one year ago.
	    The Company still has $3.8 million available from the $5.0 million industrial revenue bond issued in October of 1995 to finance the expansion of the Georgetown, Texas plant. In addition, the Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on at
September 30, 1997. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Part II. 	Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

 	(a)	 The Company's annual meeting of shareholders was held on July 23, 1997.
	 (b) 	The directors elected at the meeting were:

                                                        Shares
                                       ---------------------------------------
                                          For        Against         Withheld
                                       ---------------------------------------
       Robert D. Bedilion              3,472,049        --             41,636
       Daniel B. Canavan               3,429,607        --             84,078
       Albert C. Schauer               3,387,295        --            126,390

       Other directors whose terms of office continued after the meeting are as follows:
       Victor V. Valentine, Jr., David L. Stewart, and James F. Hettinger.

	 (c)	 Other matters voted upon at the meeting and the results of those votes were as follows:

                                               Shares
                                ----------------------------------------------
                                                                      Broker
                                   For      Against       Withheld   Non-Votes
                                ----------------------------------------------
        Amendment to Outside
          Director Option Plan  3,369,079   100,420        44,186       --

The foregoing matters are described in detail in the Company's proxy statement dated June 13, 1997 for the 1997 Annual Meeting of Shareholders.

Item 6.	Exhibits and Reports on Form 8-K

 	(a)	 Exhibit 27 - Financial Data Schedule

 	(b)	 No reports were filed on Form 8-K during this quarter.

                                     SIGNATURES

	    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 				TRIPLE S PLASTICS, INC.
                                 				(Registrant)

Date: November 13, 1997             	_ROBERT D. MONK___________________________
                                 				Robert D. Monk
                                 				Chief Financial Officer


Date: November 13, 1997	             _CATHERINE A. TAYLOR_______________________
                                 				Catherine A. Taylor
                                 				Corporate Controller
                                     (Chief Accounting Officer)