Form 10-Q
period 1997-12-31
TRIPLE S PLASTICS INC
filed 1998-02-13
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  (X)	Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended December 31, 1997

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

                              Yes   X    No _____

    The registrant had 3,740,516 shares of common stock outstanding as of December 31, 1997.

                               TRIPLE S PLASTICS, INC.

                                        INDEX




                                                   												     		Page No.

Part I.		Financial Information

       		Item 1.	Condensed Financial Statements

              			Condensed Balance Sheets - 								                       3
              			December  31, 1997 and March 31, 1997

              			Condensed Statements of Income - Three Months and 					   4
              			Nine Months Ended December 31, 1997 and 1996

              			Condensed Statements of Cash Flows -							               5
              			Nine Months Ended December 31, 1997 and 1996

              			Notes to Condensed Financial Statements						             6

       		Item 2.	Management's Discussion and Analysis of

              			Financial Condition and Results of Operations						       7



Part II.	Other Information

        	Item 6. Exhibits and Reports on Form 8-K							                   9

                            TRIPLE S PLASTICS, INC.
                           CONDENSED BALANCE SHEETS
                            (Dollars in thousands)

                                               (Unaudited)
                                               December 31        March 31
                                                  1997              1997
ASSETS
Current Assets:
 	Cash and cash equivalents                     $    2,279       $    2,681
 	Accounts receivable, less allowance of
    $255 for possible losses                        11,031           11,147
 	Inventories (Note 2)                               4,193            4,833
 	Other                                                291              329
                                                 ---------        ---------
        			Total Current Assets                     17,794           18,990

Property, Plant and Equipment (Note 3)              38,094           35,303
 	Less accumulated depreciation and amortization    12,898           10,716
                                                 ---------        ---------
        			Net Property, Plant and Equipment        25,196           24,587

Other:
 	Cash restricted for capital
    expenditures (Note 3)                            3,757            3,787
 	Goodwill, net of accumulated amortization
    of $460 and $431                                   688              717
 	Miscellaneous                                        151              242
                                                 ---------        ---------
        			Total Other Assets                        4,596            4,746
                                                 ---------        ---------
                                                $   47,586       $   48,323
                                                 =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 	Accounts payable                              $    3,463       $    4,540
 	Accrued compensation                                 581            1,096
 	Deferred mold revenue                              1,718              622
 	Other accrued expenses                               493              647
 	Current maturities of long-term debt               1,993            1,949
                                                 ---------        ---------
       			Total Current Liabilities                  8,248            8,854

  Long-Term Debt, less current maturities            6,177            7,251
  Deferred Income Taxes                              1,865            1,865
                                                 ---------        ---------
       			Total Liabilities                         16,290           17,970

Shareholders' Equity:
		Preferred stock, no par value, 1,000 shares
    authorized, none issued                            --               --
		Common stock, no par value, 10,200 shares
    authorized, 3,740,516	and 3,736,941
    shares issued and outstanding                   14,436           14,413
		Retained earnings                                 16,860           15,940
                                                 ---------        ---------
       			Total Shareholders' Equity                31,296           30,353
                                                 ---------        ---------
                                                 $  47,586        $  48,323
                                                 =========        =========
See accompanying notes to financial statements.

                             TRIPLE S PLASTICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                  Three Months Ended       Nine Months Ended
                                      December 31              December 31
                                 1997            1996     1997           1996
                                 --------------------     -------------------
Net Sales                       $  15,000    $  15,766   $  48,516   $  46,998
Cost of Sales                      12,436       13,679      40,296      39,779
                                ---------    ---------   ---------   ---------
Gross Profit                        2,564        2,087       8,220       7,219
Total Selling, General &
  Administrative	Expenses           2,134        1,712       6,537       5,696
                                ---------    ---------   ---------   ---------
 			Operating Income                  430          375       1,683       1,523

Interest Expense (Income):
 	Interest expense                    153          136         469         437
 	Interest income                     (75)         (59)       (201)       (178)
                                ---------    ---------   ---------   ---------
 			Net Interest Expense               78           77         268         259

 			Income Before Income Taxes        352          298       1,415       1,264

Income Taxes                          125          105         495         445
                                ---------    ---------   ---------   ---------
 			Net Income                  $     227    $     193   $     920   $     819
                                =========    =========   =========   =========
Basic and Diluted Earnings
  per Share                     $     .06    $     .05   $     .25   $     .22
                                =========    =========   =========   =========

Weighted Average Number of
  Common	Shares Outstanding         3,741        3,736       3,739       3,733
                                =========    =========   =========   =========

                             TRIPLE S PLASTICS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                    Nine Months Ended
                                                       December 31
                                                  1997             1996
                                              ------------     ------------
Operating Activities:
 	Net Income                                     $     920        $     819
 	Adjustments to reconcile net income to
  cash	provided by operating activities:
  		Depreciation and amortization                    2,411            2,144
  		Changes in assets and liabilities:
   			Accounts receivable                              116              213
   			Inventories                                      640             (784)
   			Accounts payable and accruals                   (612)           2,114
   			Other                                             64             (428)
                                                 ---------        ---------
CASH PROVIDED BY OPERATING ACTIVITIES                3,539            4,078

INVESTING ACTIVITIES:
 	Capital expenditures                              (2,964)          (2,141)
 	Decrease in restricted cash                           30               83
                                                 ---------        ---------
CASH USED IN INVESTING ACTIVITIES                   (2,934)          (2,058)
                                                 ---------        ---------
FINANCING ACTIVITIES:
 	Borrowings (payments) on note payable to bank        --              (998)
 	Proceeds from issuance of common stock,
    net of fees                                         23               34
 	Principal payments on long-term debt              (1,030)            (765)
                                                 ---------        ---------
CASH USED IN FINANCING ACTIVITIES                   (1,007)          (1,729)
                                                 ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 	EQUIVALENTS                                    $    (402)       $     291
                                                 =========        =========

                           TRIPLE S PLASTICS, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                                (Unaudited)

1.	Presentation of Interim Information

   In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of December 31, 1997, and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

  	The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.	Inventories

                                                       ($000s)
Inventories are summarized as follows:         December 31    March 31
                                                   1997         1997
                                               -----------   ----------
		Raw materials and packaging                   $    2,207   $    2,084
		Finished goods and work-in-process                 1,986        2,749
                                               -----------   ----------
		Total Inventories                             $    4,193   $    4,833

3.	Cash Restricted for Capital Expenditures

  	This amount represents the remaining proceeds from a $5 million Industrial Revenue Bond and is restricted for investment in machinery and equipment for the Company's Texas facility.

Item 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                                    (In thousands)
Overview

   	The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the consumer products, information technologies (principally computer and business equipment), automotive, medical/pharmaceutical and telecommunications markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

Results of Operations

   	The following table sets forth, for the three months ended December 31, 1997 and 1996 and the nine months then ended, certain items from the Company's
Condensed Statements of Income expressed as a percentage of net sales, as well as the change in those items.


                          Three Months Ended  Nine Months Ended
                              December 31        December 31        % Change
                           1997         1996   1997       1996   3rd Qtr. 9 Mos.
                          ------------------  -----------------  ---------------
Net Sales                 100.0%      100.0%  100.0%     100.0%   (4.9)   3.2
Cost of Sales              82.9        86.8    83.1       84.6    (9.1)   1.3
                          ------      ------  ------     ------
Gross Profit               17.1        13.2    16.9       15.4    22.9   13.9
S,G&A  Expenses            14.2        10.8    13.5       12.2    24.6   14.8
                          ------      ------  ------     ------
Operating Income            2.9         2.4     3.4        3.2    14.7   10.5
Interest Expense, net        .6          .5      .5         .5     1.3    3.5
                          ------      ------  ------     ------
Income Before Income
    Taxes                   2.3         1.9     2.9        2.7    18.1   11.9
Income Taxes                 .8          .7     1.0        1.0    19.0   11.2
                          ------      ------  ------     ------
Net Income                  1.5         1.2     1.9        1.7    17.6   12.3
                          ======      ======  ======     ======

Net Sales

   	Net sales for the third quarter ended December 31, 1997 decreased 5% compared to the third quarter of the prior year. In the third quarter, sales to customers in the telecommunications, medical and consumer products markets increased, but were more than offset by decreases in sales to the information technologies and automotive markets.
   	Net sales for the first nine months of fiscal 1998 were up 3% compared to the same period last year. For the first nine months of the year, sales to customers in the consumer products market comprised the largest percentage of sales at 35%, with sales to customers in the information technologies, automotive, medical and telecommunications markets representing approximately
15% of sales each. The overall increase in sales is principally related to volume as no significant price increases occurred during the first nine months of fiscal 1998. The Company's twenty largest customers, including at least one in each of the primary business markets served, accounted for approximately 80% of the Company's net sales for the first nine months of fiscal 1998 and 1997.

Cost of Sales

   	Cost of sales as a percentage of sales decreased to 82.9% in the third quarter of fiscal 1998 compared to 86.8% for the third quarter last year. The lower cost of sales percentage in fiscal 1998 is principally attributed to mold manufacturing cost reductions and molded part manufacturing cost reductions as a result of manufacturing efficiency improvement initiatives at the Company. These initiatives contributed to reduced labor as a percentage of sales. For the first nine months of fiscal 1998, the cost of sales percentage decreased to 83.1% compared to 84.6% for the comparable period last year.

Selling, General and Administrative Expenses

   	Selling, general and administrative expenses represented 14.2% of sales in the third quarter of fiscal 1998 compared to 10.8% for the same period last year. For the first nine months of fiscal 1998, these expenses were 13.5% of sales compared to 12.2% for the comparable period last year. The increase in selling, general and administrative expenses principally relates to increased compensation, professional fees and taxes other than income taxes.

Income Taxes

   	For the first nine months of fiscal 1998, the Company's effective income tax rate was 35.0%, which is comparable to the rate for the same period last year of 35.2%.

Liquidity and Capital Resources

   	The Company's principal cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds.

  	In the first nine months of fiscal 1998, the Company generated $3.5 million of cash from operations which was used to acquire $3.0 million of capital equipment and pay debt requirements.

  	Accounts receivable decreased by $116 at December 31, 1997 compared to the prior fiscal year end, and represented 65 days sales compared to 54 days at the end of the prior fiscal year, and 58 days one year ago. The increase in days sales outstanding is generally due to the timing of collections on several large tooling programs. The Company is concentrating more resources in this area to speed up collections. Inventories decreased by $640 at December 31, 1997 compared to the prior fiscal year end, and represented only 32 days in inventory, which is comparable to the 31 days at the end of the prior fiscal year, and 34 days one year ago.

   	The Company still has $3.8 million available from the $5.0 million industrial revenue bond issued in October of 1995 to finance the expansion of the Georgetown, Texas plant. In addition, the Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on at December 31, 1997. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

                             PART II - OTHER INFORMATION

Item 6.	  Exhibits and Reports on Form 8-K

    	(a)  Exhibit 27 - Financial Data Schedule

    	(b) 	No reports were filed on Form 8-K during this quarter.


                                    SIGNATURES

   	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 				TRIPLE S PLASTICS, INC.
                                 				(Registrant)

Date: February 12, 1998             	_ROBERT D. MONK__________________________
				                                 Robert D. Monk
				                                 Chief Financial Officer


Date: February 12, 1998	             _CATHERINE A. TAYLOR______________________
			                                 	Catherine A. Taylor
                                 				Corporate Controller
                                     (Chief Accounting Officer)