Form 10-K
period 1998-03-31
TRIPLE S PLASTICS INC
filed 1998-06-19
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                       FORM 10-K

(X)	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    	FOR FISCAL YEAR ENDED MARCH 31, 1998.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    	For the transition period from ________ to ________.

Commission File No.: 0-23474
                               TRIPLE S PLASTICS, INC.
              (Exact name of registrant as specified in its charter)

        	Michigan	                                         38-1895876
   State or other jurisdiction of                      (I.R.S. Employer
  	incorporation or organization)	                    Identification No.)

          14320 Portage Road, Vicksburg, Michigan        49097-0905
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      	Yes: __X__     No: _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of May 31, 1998, there were 3,742,993 shares of the registrant's common stock, no par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $10,439,546 computed on the closing price on that date.

Portions of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                          Exhibit Index located at page 29

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

  In fiscal 1998, the Company consolidated the operations of its Victor Plastics plant into its Vicksburg facility and its Battle Creek facility. The Victor Plastics facility is currently being leased to a third party. In fiscal 1998, the Company also consolidated its A-Tech Mold manufacturing operation into its Satellite Mold facility in Vicksburg, Michigan, and renamed the operation Triple S Plastics, Inc. Tooling and Technology Centre. (See Item 2, Properties)

  (b)	 Financial Information About Industry Segments

  The Company's operations are in one industry segment--the manufacture of thermoplastic components, most of which are complex, highly engineered components primarily for sale to original equipment manufacturers. The Company has no significant export sales. Therefore, no separate industry segment information is presented.

  (c) 	Narrative Description of Business

General

Triple S manufactures complex, highly engineered thermoplastic components and the molds to produce those components primarily for the consumer products, information technologies, automotive, medical/pharmaceutical and telecommu-nications markets. During the most recent fiscal year, the Company manufactured over 2,000 different components for more than 250 customers in these markets. The Company considers both mold building and molded component manufacturing to be integral parts of its business. The Company manufactures only custom components based on customer specifications and, therefore, is generally the exclusive source of supply for the product being sold to the customer, although customers generally use more than one molder.

The Company's product development and production operations include design assistance, component engineering, mold design, prototype and production mold construction, process engineering and high quality component production. In addition, the Company provides value added post-molding assembly and finishing operations, including ultrasonic welding, heat staking, solvent bonding, decorative services, machining and press-side packaging. Mold delivery lead time and component quality are generally key factors in the award of contracts for complex components. The Company has made significant investments in state-of-the-art CAD/CAM systems and related design and machining equipment to accelerate its component mold design and construction process. Each injection molding machine is equipped with a computerized process controller to continuously monitor component quality and consistency. The Company believes that its integrated operations, ability for short lead-time mold delivery and product quality provide competitive advantages in the markets in which it operates.

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

Consumer Products Market. Customers in the consumer products market manu-facture products such as lawn and garden equipment, photographic equipment, home entertainment devices and luggage. Products sold to customers in this market include components for chain saws and string trimmers, camera components, CD player enclosures, and various housings and covers. Sales to this market in fiscal 1998, 1997 and 1996 represented approximately 38%, 32% and 26% of total sales, respectively. The Company expects the use of plastics in this broad market to continue to grow as new thermoplastic resins evolve, with higher strengths, better impact and heat resistance and other physical properties that will increase the trend towards the substitution of plastics for other materials. Sales to one customer in this market, McCulloch Corporation, accounted for 15%, 14% and 10% of total sales for fiscal 1998, 1997 and 1996, respectively.

Telecommunications Market. Customers in this market manufacture products such as cellular phones, pagers and related accessories. Sales to this market in fiscal 1998, 1997 and 1996 represented approximately 15%, 11% and 4% of total sales, respectively. Customers in this market require high levels of CAD assisted design engineering, thin-wall molding, in-mold decorating and assembly. Because of the Company's expertise in these areas and the strong growth demonstrated by OEMs in this market, telecommunications is a target market for growth for the Company. Sales to one customer in this market, Nokia Mobile Phones, accounted for 12% and 4% of total sales for fiscal 1998 and 1997, respectively, and was insignificant in fiscal 1996.

Medical/Pharmaceutical Market. Customers in the medical/pharmaceutical market are comprised primarily of manufacturers of durable medical equipment for use in non-sterile, non-invasive applications. Products sold to customers in this market include components for urological appliances, hospital stretchers and beds, disposable wound irrigation instruments, intravenous hose connectors and glucose test kits. Sales to this market in fiscal 1998, 1997 and 1996 represented 14%, 11% and 11% of total sales, respectively. The Company has targeted this market for expansion because customers tend to require product engineering services for high volume components with close tolerances and post-molding assembly and finishing services.

Information Technologies. Customers in the information technologies market are primarily manufacturers of computers, printers, copy machines, laser scanners and bar code readers. The products supplied by the Company to these customers include components for personal computers and peripheral equipment, and laser and bar code scanners. Sales to this market in fiscal 1998, 1997 and 1996 represented approximately 15%, 24% and 36% of total sales, respectively. This decrease represents the completion of several customer projects during 1997 which were not replaced with domestic suppliers. Shortened product life cycles in this market have driven OEMs to find and work closely with suppliers who can effectively compress lead times through concurrent engineering and accelerated mold deliveries. Sales to one customer in this market, International Business Machines Corporation, accounted for 5%, 8% and 16% of total sales for fiscal 1998, 1997 and 1996, respectively.

Automotive Market. Sales in the automotive market are made mostly to first-tier suppliers to automobile manufacturers. Products sold to customers in this market include interior mechanical and seating components, headlight adjustment brackets, outside mirror shells and components for electrical and audio systems. Sales to this market in fiscal 1998, 1997 and 1996 represented approximately 15%, 18% and 19% of total sales, respectively. Automotive OEMs and first-tier suppliers are relying on fewer vendors possessing broader capabilities. First-tier suppliers have been increasing the outsourcing of the design and manufacture of plastic components and are purchasing more complex subassemblies from a shrinking base of suppliers. While this market becomes increasingly competitive, the Company believes it has the capabilities to serve many customers in this market, but it is not one of the key market areas for the Company. The Company's Battle Creek, Michigan facility, which was constructed in fiscal 1995, was strategically located to more effectively serve the Company's automotive customers.

Sales and Marketing

The Company currently markets its services on a national basis through its direct sales force of eight people and four independent manufacturers' representative organizations. During fiscal year 1998 the Company added a Vice President of Sales and Marketing in addition to three salespeople, an increase of 100% compared to fiscal year 1997.

Operations

The Company designs, engineers and constructs molds used to produce thermo-plastic components at its Tooling and Technology Centre in Vicksburg, Michigan. This facility is equipped with modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equipment, CNC milling equipment and miscellaneous support equipment. The Company's mold production capacity is generally devoted to the production of molds to be used by the Company for the production of injection molded components for its customers. In substantially all cases, the customer owns the mold, but possession is retained by the Company for production. The Tooling and Technology Centre also conducts prototype and development projects, frequently in conjunction with resin suppliers and customers' engineers. Through the many projects undertaken at its Tooling and Technology Centre, the Company has gained experience with nearly all resins currently in use for injection molding. This expertise combined with the Company's injection molding production experience enables the Company to provide innovative solutions for its customers.

The Company has four facilities that are full service custom injection molding plants with post-molding secondary operations. These facilities collectively house 97 horizontal injection molding machines with capacities ranging from 55 tons to 720 tons and 1 vertical machine with capacity of 40 tons. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. Two of the Company's plants have received ISO 9002 certification, an international quality standard. The Company is also pursuing certification of its facilities in Georgetown, Texas and Battle Creek, Michigan.

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

Backlog

At March 31, 1998, the Company's backlog was approximately $15 million, which is up slightly from the previous year. Backlog generally does not exceed one quarter's manufacturing capacity and the Company's customers generally do not issue purchase orders for more than the next quarter's requirements. Management believes that all of the existing backlog will be completed during the current fiscal year.

Employees

At March 31, 1998, the Company employed 627 full time and 8 part time employees. The Company has no employees who are represented by a labor union, and considers its relations with its employees to be good.

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

Patents and Trademarks

The Company does not own any patents, registered trademarks or licenses, although the Company claims certain common law trademark rights. In general, the Company relies on its technological capabilities, manufacturing quality control and know-how, rather than patents, in the conduct of its business.

Item 2.  Properties

The following table sets forth information regarding the Company's mold making and component production facilities:

         Location                 Size	                   Function

   Tucson, Arizona            92,000 sq. ft.   Injection molding, post-molding
                                               operations and	office

   Battle Creek, Michigan		   64,000 sq. ft.	  Injection molding, post-molding
                                               operations and office

   Georgetown, Texas		        64,000 sq. ft.   Injection molding, post-molding
                                               operations and office

   Vicksburg, Michigan		      59,000 sq. ft.   Corporate headquarters, injection
                                               molding, post-molding operations
                                               and warehouse

   Vicksburg, Michigan		      26,000 sq. ft.   Mold manufacturing, Tech Centre
                                               and office


The Company owns all of its facilities except for the Georgetown facility, which is leased. In addition, the Company owns a 40,000 sq. ft. facility in Vicksburg, Michigan which is leased to a third party. The Company's current facilities are considered suitable and adequate for current and near-term production needs.

Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings that are material within the meaning of Regulation S-K.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1998.

Additional Item:  Executive Officers of the Registrant.

The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

    Name	                    Age	        Position

Daniel B. Canavan	            44	        Chairman of the Board and Chief
                                           Executive Officer
Victor V. Valentine, Jr.	     52	        President
Robert D. Monk	               47	        Vice President of Finance, Chief
                                         Financial Officer, Secretary/Treasurer
Michael E. Zaagman	           40	        Vice President of Operations
Phillip W. Weaver	            45	        Vice President of Human Resources and
                                           Organizational Development
Matthew E. Bliemeister	       38	        Vice President of Sales and Marketing


Daniel B. Canavan has been Chairman of the Board and Chief Executive Officer of the Company for more than five years.

Victor V. Valentine, Jr, has been President of the Company for more than five years.

Robert D. Monk joined the Company as Vice President of Finance, C.F.O. and Secretary/Treasurer on April 1, 1996. For the prior 12 years, Mr. Monk was employed by Stryker Corporation, as Vice President - Finance of the Medical Division for the most recent two years, and prior to that as Treasurer and Corporate Controller.

Michael E. Zaagman has been Vice President of Operations since January 1997. Mr. Zaagman joined Triple S Plastics, Inc. as the Corporate Director of Materials in March 1995. Previously he held various positions with the Sequest Closures Division of Aptar Corporation.

Phillip W. Weaver has been Vice President of Human Resources and Organizational Development since April 1997. Mr. Weaver joined Triple S Plastics, Inc. as the Corporate Director of Human Resources in April 1996. For the prior four years he was employed at Atlantic Automotive components, a joint venture between Ford Motor Company and Rockwell International, as the Director of Human Resources.

Matthew E. Bliemeister joined the Company as Vice president of Sales and Marketing in December 1997. For the prior 13 years, Mr. Bliemeister was employed by Polymerland, Inc., a subsidiary of General Electric Company where he held several sales and sales management positions.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the Nasdaq Stock Market under the symbol TSSS. The price quotations reported below were supplied by the NASD.

   Fiscal	          Quarter	           High	         Low	         Close
    1998	             4th	            6 3/4         5 3/4	        6 1/4
    	3rd	                             7 1/2	        6 1/8	        6 3/16
    	2nd	                             9 1/4	        7 1/4	        7 1/2
    	1st	                             8 3/8	        6 5/8         8

    1997	             4th	            9 1/2         6 1/2	        7
    	3rd	                             8 3/4	        5             7 3/4
    	2nd	                             6 1/4	        4 1/2	        5 3/8
    	1st	                             7 5/8	        5 3/8	        5 5/8

As of April 30, 1998, there were 280 record holders of the Company's common stock. Based on the number of sets of proxy materials mailed by the Company's transfer agent, the Company estimates there are 2,000 additional beneficial owners of the Company's common stock who hold the stock in street name. No cash dividends have been paid during the past two years. Management has no plans to pay cash dividends in the near future.

Item 6.  Selected Financial Data
                                        	Fiscal Years Ended March 31
                                    (in thousands, except per share data)
                               	1998	     1997      1996	     1995	     1994
Income Statement Data:
  Net sales	                 $ 67,414	 $ 64,608	 $ 61,270	 $ 54,051	 $ 43,472
  Gross profit	                11,830   	10,464     9,271	   12,245	   10,917
  Operating income	             2,782	    2,447	    1,995	    5,372	    5,663
  Interest expense, net	          325	      358	      408	       80	      619
					                        --------  --------  --------  --------  --------
  Income before income taxes	   2,457    	2,089    	1,587	    5,292	    5,044
  Income taxes          	         860	      760	      549	    1,866	    1,685
                             --------  --------  --------  --------  --------
  Net income	                $  1,597	 $  1,329	 $  1,038	 $  3,426	 $  3,359
					                        ========  ========  ========  ========  ========
Basic and Diluted Per Share Data:
  Net income	                $    .43	 $    .36  $    .28  $    .92  $   1.30
					                        ========  ========  ========  ========  ========
Weighted average shares outstanding:
  Basic                        	3,740    	3,734     3,727     3,724    	2,586
  Diluted	                      3,752	    3,738	    3,727	    3,724    	2,586


                                          	March 31 (in thousands)
                               	1998	     1997	    1996      1995	     1994
Balance Sheet Data:

Working capital            	$  12,168 	$ 10,683  $  9,561  $ 12,241	 $ 16,290

Total assets                $  50,030	 $ 48,870	 $ 46,150 	$ 42,339 	$ 38,113

Long-term debt, less
  current maturities	       $   6,603 	$  7,251  $  8,747  $  5,666  $  6,077

Shareholders' equity	       $  31,981	 $ 30,353  $ 28,981  $ 27,902  $ 24,471

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a full-service custom injection molder, providing mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly and finishing operations to a diverse base of customers. Its customers are primarily in the consumer products, telecommunications, medical/pharmaceutical, information technologies, and automotive markets. The Company operates in one business segment and backlog generally does not exceed one quarter's manufacturing capacity. The Company's fiscal year is March 31 and, unless otherwise noted, references to fiscal 1998, 1997, and 1996 relate to the fiscal years ended March 31, 1998, 1997, and 1996.

RESULTS OF OPERATIONS

The table below outlines the components of the Company's Statements of Income as a percentage of net sales:

Fiscal Year ended March 31	         1998	         1997	          1996
Net sales	                         100.0%	       100.0%	        100.0%
Cost of sales	                      82.5	         83.8           84.9
Gross profit	                       17.5	         16.2	          15.1
S,G&A expenses	                     13.4	         12.4	          11.8
Operating income	                    4.1	          3.8	           3.3
Interest expense, net	                .5	           .6	            .7
Income before income taxes	          3.6	          3.2	           2.6
Income taxes	                        1.2	          1.1	            .9
Net income	                          2.4%	         2.1%	          1.7%

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales for fiscal year 1998 were $67.4 million, an increase of $2.8 million, or 4.3%, over net sales of $64.6 million for fiscal year 1997. The overall increase in sales is primarily related to volume as no significant price increases occurred during fiscal 1998. Sales to customers in the telecommuni-cations market showed strong growth increasing $3.4 million, or 49%, in fiscal 1998 and represented 15% of sales compared to 11% in 1997. Sales to customers in the consumer products market increased 22% and represented 38% of sales in fiscal 1998 compared to 32% in 1997. One major customer in this market has notified the Company that they intend to transition their plastic component production to Mexico. Therefore, the Company's future sales to this market may be reduced. Sales to customers in the medical market represented 14% of sales in fiscal 1998 compared to 11% in 1997 and remained strong, reflecting growth of 24% in fiscal 1998. These increases were somewhat offset by decreases of 35% and 14% to customers in the information technologies and automotive markets, respectively. These decreases represent the completion of several customer projects during 1997 which were not replaced with new projects. The decrease in the automotive market was also impacted by one customer who moved their tools into their own molding facility. However, shortly thereafter the work was returned to the Company.

Cost of sales represented 82.5% of sales in fiscal 1998 compared to 83.8% in 1997. The lower cost of sales percentage in 1998 is principally attributed to mold manufacturing cost reductions in addition to the Company's continued efforts in molded part manufacturing cost reductions as a result of manufacturing efficiency improvement initiatives. These initiatives contributed to reduced labor as a percentage of sales. Also contributing to the lower cost of sales was the consolidation of the Company's Victor Plastics plant into its Vicksburg and Battle Creek facilities, as well as the consolidation of its mold manufacturing operations into its Tooling and Technology Centre. All costs incurred relating to facility consolidations were incurred during fiscal 1998 and no additional costs are anticipated for future periods. These cost reductions were offset by increased depreciation expense of $241,000 compared to the prior year as a result of increased capital expenditures.

Selling, general, and administrative expenses increased 13% to $9.0 million in 1998 from $8.0 million in 1997, and increased as a percentage of net sales to 13.4% in 1998 compared to 12.4% in 1997. The increase principally relates to increased compensation due to increased sales and engineering staff and taxes other than income taxes. The Company's effective tax rate decreased slightly to 35.0% in fiscal 1998 compared to 36.4% in 1997. Net income in fiscal 1998 was $1.6 million compared to $1.3 million in 1997, an increase of 20%.

FISCAL 1997 COMPARED TO FISCAL 1996

Triple S Plastics' net sales increased 5% in fiscal 1997 to $64.6 million from $61.3 million in 1996. The increase in sales was primarily attributable to increased sales to established customers and sales to new customers, rather than price increases on existing products. Approximately 70% of the Company's sales in 1997 were to 10 customers, including at least one customer in each of the business markets served by the Company. The Company's sales increased to all the markets the Company serves except information technologies, which decreased 30%, but still represented 24% of total sales. This decrease represented the completion of several customer projects during 1997 which were not replaced with new projects. Sales to the consumer products market grew 30% in fiscal 1997 and represented 32% of sales compared to 26% in 1996. Sales to the telecommuni-cations market showed strong growth of 152%, increasing to 11% of sales in 1997 compared to 4% in 1996. Sales in the medical and automotive markets also remained strong, increasing 13% and 4%, respectively.

Cost of sales increased 4% over the prior year but decreased to 83.8% of sales compared to 84.9% in 1996. The lower cost of sales percentage in 1997 principally resulted from a reduced material cost of sales ratio (due to the sales mix) and from some realized manufacturing efficiencies and cost reductions compared to the prior year. This decrease occurred despite a 14% across the board production associate wage increase in the third quarter and an increase in depreciation expense of $384,000 resulting from increased capital expenditures.

Selling, general and administrative expenses increased $741,000 or 10%, to $8.0 million in 1997. As a percentage of net sales, these expenses increased slightly to 12.4% in 1997 compared to 11.8% in 1996. The increase was principally due to increased depreciation, salaries and professional services as the Company completed the comprehensive upgrade of its information systems in the third quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings, and industrial revenue bonds.

Net cash provided by operating activities was $5.0 million for fiscal 1998. Working capital increased $1.5 million during the year to $12.2 million, primarily resulting from the increase in accounts receivable. Accounts receivable increased $2.1 million, or 19%, and days sales outstanding increased 7 days to 61 days compared to the prior year end. The increase is generally due to the timing of collections on several large tooling programs. The Company is concentrating more resources in this area to speed up collections. Inventories decreased $1.2 million, or 25%, compared to the prior fiscal year end, and represented only 26 days in inventory compared to 31 days at the prior fiscal year end.

The Company has made a significant investment in capital equipment in the last two years. Capital expenditures were $3.7 million and $2.2 million for fiscal 1998 and 1997, respectively.

The Company has $2.9 million of restricted cash on hand at March 31, 1998 from the $5.0 million industrial revenue bond issued in October of 1995 to finance the expansion of the Georgetown, Texas plant. The Company also has a $5.0 million unsecured line of credit agreement with a bank, which has not been drawn on during 1998. These sources of cash, along with internally generated cash, are expected to be sufficient to fund planned future operating and capital requirements.

OTHER MATTERS

Early in fiscal 1998, the Company began the process of identifying, evaluating and implementing changes to computer programs and equipment necessary to address the Year 2000 issue. This issue involves the ability of computer systems and equipment that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. The Company's plans provide for systems to be Year 2000 compliant by the end of 1999. Based on information currently available form the work performed, management does not expect that amounts to be expensed for Year 2000 activities over the next two years will have a material impact on the Company's results of operations or financial position.

The Company has begun formal communications with its customers and suppliers to determine the extent to which interface systems are vulnerable to Year 2000 issues. There can be no guarantee that the computer systems of other companies on which the Company depends will be compliant on a timely basis.

This report contains statements which, to the extent they are not historical facts, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by the use of forward-looking words such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or similar words. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. By making forward-looking statements, the Company assumes no obligation to update them to reflect new, changed, or unanticipated events or circumstances.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed with this report as pages F-1 through F-13 following the signature page:
                     	Balance Sheets
                     	Statements of Income
                     	Statements of Shareholders' Equity
                     	Statements of Cash Flows
                    		Notes to Financial Statements
                    		Report of Independent Certified Public Accountants


                                    PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 10.  Directors and Executive Officers of the Registrant

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held June 30, 1998, and to be filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is hereby incorporated herein by reference excluding the information under the caption "Compensation Committee Report" and "Stock Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Election of Directors".

                                         PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)	 The following financial statements are filed as part of this report as pages F-1 through F-13 following the signature page:

       Balance Sheets
       Statements of Income
       Statements of Shareholders' Equity
       Statements of Cash Flows
       Notes to Financial Statements
       Report of Independent Certified Public Accountants


  (b) 	No reports on Form 8-K were filed for the three-month period ended
       March 31, 1998.

  (c)	 See Exhibit Index located on pages 29 and 30.

  (d)	 The following financial statement schedule is filed as part of this report as page F-15 following the signature page:

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

Dated:  May 27, 1998			           	TRIPLE S PLASTICS, INC.

                                  	By __DANIEL B. CANAVAN__________
                                 		Daniel B. Canavan, Chairman of the Board and
                                 		Chief Executive Officer
                                  	and
                                  	By	__ROBERT D. MONK_____________
                                 		Robert D. Monk, Vice President, C.F.O.,
                                 		and Secretary/Treasurer
                                 		(Principal Financial Officer)
	                                  and
                                  	By	__CATHERINE A. TAYLOR________
                                 		Catherine A. Taylor, Corporate Controller
                                 		(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 27th day of May 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

Each Director of the Registrant whose signature appears below, hereby appoints Daniel B. Canavan and Robert D. Monk, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


__VICTOR V. VALENTINE_________      __ALBERT C. SCHAUER__________
Victor V. Valentine, Director		     Albert C. Schauer, Director


__DAVID L. STEWART____________      __JAMES F. HETTINGER_________
David L. Stewart, Director		        James F. Hettinger, Director


__ROBERT D. BEDILION__________
Robert D. Bedilion, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page

Balance Sheets as of March 31, 1998 and 1997	                               F-2

Statements of Income for the years ended March 31, 1998, 1997 and 1996	     F-3

Statements of Shareholders' Equity for the years ended March 31, 1998,
    1997 and 1996	                                                          F-4

Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996	 F-5

Notes to Financial Statements	                                              F-6

Report of Independent Certified Public Accountants                         	F-13

                               TRIPLE S PLASTICS, INC.
                                   BALANCE SHEETS
                               (Dollars in thousands)
MARCH 31 	                                              1998		          1997
ASSETS
Current Assets:
  Cash and cash equivalents	                       $    3,783    		$    2,681
  Accounts receivable, less allowance of $350
   and $255 for possible losses (Note 4)	              13,275 		       11,147
  Inventories (Notes 2 and 4)                          	3,634 	        	4,833
  Deferred income taxes (Note 6)	                         360 	          	547
  Other                                                  	202 		          329
                                                   ----------      ----------
Total Current Assets	                                  21,254 	   	    19,537
			                                                ----------      ----------
Property, Plant and Equipment (Notes 4 and 5):
  Machinery and equipment	                             22,709 		       20,967
  Land and buildings                                  	12,076 		       11,036
  Office furniture and equipment	                       3,696 		        3,198
  Leasehold improvements                                  	27           		102
                                                   ----------      ----------
                                                      	38,508 	   	    35,303
  Less accumulated depreciation and amortization      	13,483 		       10,716
                                                   ----------      ----------
Net Property, Plant and Equipment	                     25,025 		       24,587
			                                                ----------      ----------
Other:
  Cash restricted for capital expenditures (Note 4)    	2,932 	        	3,787
  Goodwill, net of accumulated amortization
   of $469 and $431	                                      679           		717
  Miscellaneous                                          	140           		242
                                                   ----------      ----------
Total Other Assets                                     	3,751         		4,746
                                                   ----------      ----------
                                                  	$   50,030    		$   48,870
                                                   ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable	                                $    5,182    		$    4,540
  Accruals:
     Compensation	                                      1,167         		1,096
     Other                                               	888           		647
  Deferred mold revenue	                                  503           		622
  Current maturities of long-term debt (Note 4)	        1,346         		1,949
                                                   ----------      ----------
Total Current Liabilities                              	9,086         		8,854

Long-Term Debt, less current maturities (Note 4)       	6,603 	        	7,251

Deferred Income Taxes (Note 6)	                         2,360 		        2,412
                                                   ----------      ----------
Total Liabilities	                                     18,049 	       	18,517
			                                                ----------      ----------
Shareholders' Equity (Notes 4 and 9):
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued                       	-- 	           	--
  Common stock, no par value, 10,200,000
    shares authorized, 3,741,951 and 3,736,941
    shares issued and outstanding                     	14,444 	       	14,413
  Retained earnings                                   	17,537        		15,940
                                                   ----------      ----------
Total Shareholders' Equity	                            31,981        		30,353
                                                   ----------      ----------
                                                  	$   50,030     	$   48,870
                                                   ==========      ==========

See accompanying notes to financial statements.

                               TRIPLE S PLASTICS, INC.
                                STATEMENTS OF INCOME
                      (In thousands, except per share amounts)
                                                  	Years ended March 31
                                              	1998       	1997      		1996
Net Sales                                 	$  67,414 		$  64,608 		$  61,270
Cost of Sales                                	55,584    		54,144    		51,999
                                           ---------   ---------   ---------
Gross Profit                                 	11,830    		10,464     		9,271

Selling, General & Administrative Expenses    	9,048     		8,017     		7,276
					                                      ---------   ---------   ---------
Operating Income                              	2,782     		2,447     		1,995
					                                      ---------   ---------   ---------
Interest (Income) Expense:
  Interest expense                              	603       		594 	      	607
  Interest income                              	(278)		     (236)	     	(199)
                                           ---------   ---------   ---------
Net Interest Expense                            	325       		358       		408
                                           ---------   ---------   ---------
Income Before Income Taxes                    	2,457     		2,089 	    	1,587

Income Taxes (Note 6)                           	860       		760       		549
                                           ---------   ---------   ---------
Net Income                                	$   1,597 		$   1,329 		$   1,038
                                           =========   =========   =========

Basic and Diluted Earnings Per
  Share (Note 10)	                         $     .43 		$     .36 		$     .28
                                           =========   =========   =========
Shares Used in Computing Earnings
  Per Share:
  Basic                                       	3,740     		3,734     		3,727
  Diluted	                                     3,752 	    	3,738     		3,727

See accompanying notes to financial statements.

                                TRIPLE S PLASTICS, INC.
                          STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (Dollars in thousands)
	                                                                        Total
                                        Common       Retained    Shareholders'
                                         Stock       Earnings           Equity
                                    ----------    -----------    -------------
Balance, March 31, 1995              $  14,329 	   	$  13,573      		$  27,902
Issuance of 4,702 shares of
   Common Stock	                            41 	         	-- 	             	41
Net income for the year                   	--         		1,038          		1,038
                                    ----------    -----------    -------------
Balance, March 31, 1996                	14,370 	      	14,611         		28,981
Issuance of 8,102 shares of
   Common Stock                            	43          		--              		43
Net income for the year                   	-- 	        	1,329          		1,329
                                    ----------    -----------    -------------
Balance, March 31, 1997                	14,413       		15,940         		30,353
Issuance of 5,010 shares of
   Common Stock                             31          		--              		31
Net income for the year                   	-- 	        	1,597          		1,597
                                    ----------    -----------    -------------
Balance, March 31, 1998             	$  14,444    		$  17,537      		$  31,981
                                    ==========    ===========    =============

See accompanying notes to financial statements.

                               TRIPLE S PLASTICS, INC.
                               STATEMENTS OF CASH FLOW
                                (Dollars in thousands)
                                                    	Years ended March 31
                                                	1998	      	1997       	1996
Operating Activities
  Net income	                                $   1,597 		$   1,329 		$   1,038
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
    Depreciation                                	3,203     		2,934 	    	2,492
    Amortization                                    74        		75        		72
    Provision for losses on accounts receivable     95        		30       		188
    Deferred income taxes                         	135       		190 	     	(175)
    Loss on sale of equipment                      	14 	       	54 	       	47
    Changes in assets and liabilities:
      Receivables:
        Trade	                                  (2,223)	   	(1,540)    		1,049
        Refundable income taxes                   	--        		329      		(329)
        Inventories                             	1,199      		(115)     		(601)
        Other current assets                      	127 	      	(87)	      	(18)
        Accounts payable and accruals             	919 	    	2,323    		(2,094)
        Income taxes payable                       	35       		158      		(172)
        Deferred mold revenue                    	(119)     		(244)     		(126)
                                             ---------   ---------   ---------
Cash Provided by Operating Activities           	5,056     		5,436     		1,371

Investing Activities
  Purchases of property, plant and
    equipment, net of disposals                	(3,655)    	(2,229)   		(5,352)
  Change in restricted cash	                       855        		40    		(3,827)
  Other investing activities                       	66        		53       		(97)
                                             ---------   ---------   ---------
Cash Used in Investing Activities              	(2,734)   		(2,136)   		(9,276)

Financing Activities
  Net borrowings (payments) on note
    payable to bank                               	--       		(998)      		998
  Proceeds from issuance of common
    stock, net of fees paid                        	31 	       	43 	       	41
  Proceeds from issuance of long-term debt        	-- 	       	--      		5,000
  Principal payments on long-term debt         	(1,251)    	(1,046)	     	(699)
                                             ---------   ---------   ---------
Cash Provided by (Used in) Financing
  Activities                                   	(1,220)	   	(2,001)     	5,340
                                             ---------   ---------   ---------
Increase (Decrease) in Cash and
  Cash Equivalents                              	1,102     		1,299 	   	(2,565)
Cash and Cash Equivalents, beginning
  of year                                       	2,681     		1,382     		3,947
                                             ---------   ---------   ---------
Cash and Cash Equivalents, end of year      	$   3,783 		$   2,681 		$   1,382
                                             =========   =========   =========

See accompanying notes to financial statements.

                               TRIPLE S PLASTICS, INC.
                            NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
	The Company operates in a single business segment and is a fully integrated manufacturer of complex, highly engineered thermoplastic components for customers primarily in the consumer products, telecommunications, medical/pharmaceutical, information technologies and automotive markets.

During the years ended March 31, 1998, 1997 and 1996, a consumer products customer accounted for 15%, 14% and 10% of net sales, respectively, an information technologies customer accounted for 5%, 8% and 16% of net sales, respectively, and a telecommunications customer accounted for 12% and 4% of net sales for fiscal 1998 and 1997, respectively, and was insignificant in fiscal 1996.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of the Company's financial instruments, which consist of cash, receivables, notes payable, accounts payable and long-term debt, approx-imate their fair values. For long-term debt, the present value of future cash flows, discounted at the Company's current effective borrowing rate, was used to estimate fair value.

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

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of unrestricted cash on hand and held in banks, money market funds, commercial paper and other short-term investments with an original maturity of three months or less when purchased.

LONG-LIVED ASSETS
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. This statement does not have a material impact on the financial statements of the Company.

STOCK BASED COMPENSATION
The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows companies to continue to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue its APB Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

EARNINGS PER SHARE
The Company has adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. The statement requires dual presentation of "basic" and "diluted" EPS which replace primary and fully diluted EPS, respectively, required under previous guidance. All EPS amounts have been recalculated in accordance with SFAS No. 128 yielding the same basic and diluted EPS amounts, therefore no restatement is necessary.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.   INVENTORIES

Inventories are summarized as follows (in thousands):

                                                     	March 31
                                                 	1998      		1997
Raw materials and packaging	                    $ 2,039	  	 $ 2,084
Finished goods and work-in-process	               1,595	     	2,749
                                                -------     -------
Total Inventories	                              $ 3,634   		$ 4,833
                                                =======     =======

3.   LINE OF CREDIT

The Company has entered into a $5 million unsecured line-of-credit agreement with a bank, due on demand, with interest on the unpaid principal balance at the bank's prime rate (8.5% at March 31, 1998). There were no borrowings under this agreement at March 31, 1998 or 1997, or during the years then ended.

4.  LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                     	March 31
                                                 	1998      		1997
Georgetown Industrial Development
    Corporation Revenue Bond	                  $  3,580    $  4,216
Michigan Strategic Fund Limited
    Obligation Revenue Bonds (1989
    and 1990 series)	                             2,425		     2,820
Mortgage notes payable to bank                   	1,636     		1,692
Other	                                              308	        472
                                               --------    --------
Long-term debt                                   	7,949	     	9,200
Current maturities of long-term debt             	1,346     		1,949
                                               --------    --------
Long-term debt, less current maturities	       $  6,603		  $  7,251
                                               ========    ========

The Georgetown Industrial Development Corporation Revenue Bond provides for monthly principal payments ranging from $48,000 to $80,000 plus interest through November 2002. Interest is fixed at 6.56% through September 2000, and then becomes variable at 77% of the bank's base lending rate. Cash restricted for capital expenditures represents the remaining proceeds from this bond issue, which are available for capital purchases made through October 1, 1998.

The Michigan Strategic Fund Limited Obligation Revenue bonds (1989 and 1990 series) provide for semi-annual interest payments with rates that vary from 6.4% to 7.65% and annual principal payments through September 2001. The bonds are collateralized by a letter of credit with the bank which requires annual interest payments of .875% of the outstanding bond balance.

The mortgage notes payable to the bank, maturing $17,607 monthly, include interest at rates ranging from 7.07% to 8.06%, and are due at varying dates through October 2012.

The above debt is secured by accounts receivable, inventories and property and equipment. In connection with the overall bank financing agreement, the Company must comply with certain financial and non-financial restrictive covenants. The restrictive covenants include limitations on the amount of required working capital, the ratio of debt to tangible net worth and the minimum amount of tangible net worth. At March 31, 1998 and 1997, retained earnings of $6 million was restricted by terms of the long-term debt described above. At March 31, 1998, the Company was in compliance with all restrictive covenants.

Maturities of long-term debt for the four fiscal years succeeding 1999 are:
2000 - $1,322,000; 2001 - $1,380,000; 2002 - $2,041,000; and 2003 - $1,127,000

5.   LEASES AND COMMITMENTS

The Company leases transportation equipment and manufacturing facilities under operating leases expiring at various dates through 2003. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Minimum lease payments required under operating leases for future years are as follows: 1999 - $313,000; 2000 - $315,000;
2001 - $307,000; 2002 - $317,000; and 2003 - $108,000.

Obligations under capital leases included in long-term debt-other include $174,000 for computer equipment with an original cost of $432,000 and a net book value at March 31, 1998 of $192,000.

Total lease expense for facilities and equipment amounted to $407,000 in 1998; $423,000 in 1997; and $232,000 in 1996.

6.   INCOME TAXES

Provisions for income taxes consist of the following (in thousands):

                                        	Years Ended March 31
                                    	1998		      1997	      	1996
Current:
   Federal                     	$     675   		$    525  		$    680
   State and local                    	50		         45		        44
                                ---------     --------    --------
                                     	725        		570       		724
   Deferred	                          135        		190      		(175)
                                ---------     --------    --------
      Total income taxes	       $     860   		$    760  		$    549
                                =========     ========    ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at fiscal year ends were as follows (in thousands):

                                                 	March 31
                                             	1998      		1997
Deferred tax assets
  Accrued compensation and benefits       	$     120 		$     160
  Accounts receivable reserves	                  170 		       87
  Inventory valuation and related reserves      	277 	      	286
  Other                                          	53        		29
                                           ---------   ---------
                                                	620       		562
Deferred tax liabilities
  Accounts receivable valuation                	(222)      		--
  Other                                         	(38)      		(15)
  Accumulated depreciation and
     amortization	                            (2,360)   		(2,412)
                                           ---------   ---------
                                             	(2,620)   		(2,427)
			                                        ---------   ---------
Net deferred tax liability	                $  (2,000)		$  (1,865)
                                           =========   =========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                              	Years Ended March 31
                                          	1998		      1997	      	1996
Statutory federal income tax rate	         34.0%		     34.0%     		34.0%
State and local income taxes, net of
   federal income tax effect	               2.0		       1.4		       1.8
Other	                                     (1.0)      		1.0      		(1.2)
                                           ----        ----        ----
Effective income tax rate	                 35.0%     		36.4%	     	34.6%

7.   EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan covering substantially all employees. Under the Plan, employees' contributions are made on a tax deferred basis and are partially matched by the Company. Total expense under the Plan was $128,000, $140,000, and $114,000 for 1998, 1997 and 1996, respectively.

8.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(in thousands)	                                  Years Ended March 31
                                            	1998		      1997	      	1996
Operating Activities:
Interest paid, net of amount capitalized 	$    604		  $    599	 	$     610
Interest received                        	$    278  		$    236 		$     199
Income taxes paid	                        $    689		  $    310		 $   1,225
Income tax refund received                    	--   		$    229	       	--
Non-cash Investing and
       Financing Activities:
Capital expenditures financed by
  capital lease obligation	                    --   		$    418	       	--

9.   CAPITAL STOCK

The Company maintains a stock option plan for key employees and has reserved 450,000 shares of Common Stock for such plan. The options must be exercised within ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options generally vest from two to five years from the date of grant.

In July 1996, the Company established an Outside Director Stock Option Plan and has reserved 300,000 shares of Common Stock for such plan. The options must be exercised within three-and-a half to ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options become exercisable six months to three years after the grant date.

A summary of stock option activity is as follows:

                                                                  Weighted
                                                 Option Price   Average Price
                                      Shares		     Per Share      Per Share

Options outstanding at
     March 31, 1995                  	57,000  		$12.00 - $12.50	   	$12.48
Canceled                             	(7,000) 	     	$12.50       		$12.50
                                     --------
Options outstanding at
     March 31, 1996                  	50,000  		$12.00 - $12.50	   	$12.48
Granted                              	66,200  	 	$5.00 - $6.75	     	$5.99
Canceled                            	(20,000)  		$6.13 - $12.50    		$9.90
                                     --------
Options outstanding at
     March 31, 1997	                  96,200   		$5.00 - $12.50	    	$8.55
Granted	                             261,000   		$6.25 - $8.50	     	$6.98
Canceled	                            (17,000)	  	$6.13 - $12.50	   	$10.25
                                     -------
Options outstanding at
     March 31, 1998                 	340,200   		$5.00 - $12.50	    	$7.26

There were 360,800 and 471,800 shares available for future grant under the plans at March 31, 1998 and 1997, respectively. The following table summarizes significant ranges of outstanding and exercisable options at March 31, 1998:

                                 	Options Outstanding	        	          Options Exercisable
                   --------------------------------------------     ------------------------------
                                     Weighted
                                      Average        Weighted                          Weighted
                                     Remaining        Average                           Average
   Ranges of                          Life In        Exercise                          Exercise
Exercise Prices	    Shares             Years           Price           Shares            Price
--------------------------------------------------------------------------------------------------
$5.00 to $6.00	     10,000	            	8.3		          $5.08	          	9,500	          	$5.04
$6.01 to $7.00    	169,200	            	8.7          		$6.26	         	21,950 	          $6.18
$7.01 to $8.00     	94,000	            	9.1	          	$7.25            		--   		          --
$8.01 to $9.00	     40,000            		2.8          		$8.50	            	--  		           --
  over $9.00	       27,000	            	6.0	         	$12.50         		27,000	      	   $12.50

The weighted average fair value per share of employee stock based compensation issued during fiscal 1998 and 1997 was $3.90 and $4.23, respectively. There were no options issued during fiscal 1996. The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        	1998		             1997
                                        ------             ------
           Expected life (in years)      	10		               10
           Interest rate               	6.12%            		6.65%
           Volatility                 	34.0%            		50.9%
           Dividend yield                	--		              --

Employee stock based compensation costs would have reduced pre-tax income by $277,000, and $145,000 in 1998 and 1997, respectively, if the fair values of such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

Net earnings and net earnings per share would not be materially different if the Company accounted for its outside director stock options under the fair value method as provided for under SFAS No. 123, Accounting for Stock-Based Compensation.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, consistent with the method of SFAS
No. 123, the Company's net earnings and net earnings per share would approximate the following pro forma amounts (in thousands except per share amounts):

                                            	Years Ended March 31
                                        	1998      		1997      		1996
Net Earnings:
   As reported	                       $  1,597	  	$  1,329	  	$  1,038
   Pro forma	                         $  1,417  		$  1,237  		$  1,038
Basic Earnings per Share:
   As reported                       	$    .43  		$    .36  		$    .28
   Pro forma                         	$    .38  		$    .33  		$    .28
Diluted Earnings per Share:
   As reported	                       $    .43		  $    .36  		$    .28
   Pro forma	                         $    .38  		$    .33  		$    .28

The Company maintains an Employee Stock Purchase Plan and reserved 100,000 shares of Common Stock for such plan. Under the plan, any eligible employee may purchase stock at a price equal to 85% of the fair market value as of the last day of the option period.

10. EARNINGS PER SHARE

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                             	Years Ended March 31
                                         	1998      		1997	      	1996
                                        --------------------------------
Net income	                             $ 1,597	   	$ 1,329	   	$ 1,038
Weighted average shares outstanding
   for basic earnings per share	          3,740	      3,734		     3,727
Effect of dilutive stock options  	          12	         	4	       	--
Adjusted weighted average shares
   outstanding for diluted earnings
   per share	                             3,752		     3,738		     3,727
Basic and diluted earnings per share   	$   .43	   	$   .36    	$   .28

Options to purchase 368,200, 92,200 and 50,000 shares of common stock in fiscal years 1998, 1997 and 1996, respectively, were not included in the computation of diluted earnings per share because the option exercise price was not greater than the average market price of the stock.

11. CONTINGENCIES

The Company is involved in various claims and legal actions arising in the normal course of business. Management, after review with its legal counsel, does not anticipate material losses as a result of these actions.

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Triple S Plastics, Inc.
Vicksburg, Michigan

We have audited the accompanying balance sheets of Triple S Plastics, Inc. as of March 31, 1998 and 1997 and the related statements of income, shareholders' equity and cash flow for each of the three years in the period ended
March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple S Plastics, Inc. at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



BDO Seidman, LLP
Kalamazoo, Michigan
April 23, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                                      STATEMENT SCHEDULE


The Board of Directors
Triple S Plastics, Inc.
Vicksburg, Michigan

The audits referred to in our report dated April 23, 1998 relating to the financial statements of Triple S Plastics, Inc. which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsi-bility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP
Kalamazoo, Michigan
April 23, 1998

                                   TRIPLE S PLASTICS, INC.

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Additions
                               Balance at        charged to          Charged                               Balance
                                beginning         costs of           against               Other          at end of
Description	                    of period         expenses           reserves             changes           period
--------------------------------------------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset accounts:

Allowance for uncollectible
  accounts receivable:

	Year ended March 31, 1998	       $255,000      		$  95,000            		--  		               --  		        $350,000

	Year ended March 31, 1997	       $250,000      		$  30,000		        $ 25,000		               --  		        $255,000

	Year ended March 31, 1996	       $160,000	       	$188,000		        $ 98,000		               --  		        $250,000


                                    EXHIBIT INDEX

Exhibit No.	   Description	                                                 Page

3(a)	          Registrant's Second Amended and Restated Articles of
               Incorporation were filed as Exhibit 3(a) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

3(b)	          Registrant's Bylaws were filed as Exhibit 3(b) to a
               Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

4	             A specimen Form of Stock Certificate was filed as
               Exhibit 4 to a Registration Statement on Form S-1
               (No. 33-74866) and the same is incorporated herein by reference.

10(a)(1)	      A Business Loan Agreement between Registrant and
               First of America Bank - Michigan, N.A. dated
               November 1, 1992, and as amended December 21, 1993, with respect to Registrant's Line of Credit, Secured Term Loan Availability, Secured End Mortgage, Real Estate Mortgage for Subsidiary, and Secured Term
               Loan to subsidiary were filed as Exhibit 10(a)(1)
               to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(2)	      A Loan Agreement between Registrant and Michigan
               Strategic Fund dated May 1, 1989 was filed as
               Exhibit 10(a)(2) to a Registration Statement on
               Form S-1 (No. 33-74866) and the same is
               incorporated herein by reference.

10(a)(3)	      A Loan Agreement between Registrant and Michigan
               Strategic Fund dated September1, 1990 was filed as
               Exhibit 10(a)(3) to a Registration Statement on
               Form S-1 (No. 33-74866) and the same is
               incorporated herein by reference.

10(a)(4)	      A Bond Purchase Agreement among Registrant,
               Michigan Strategic Fund and Roney & Company, dated September 24, 1990 was filed as
               Exhibit 10(a)(4) to a Registration Statement on
               Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(5)	      A Reimbursement Agreement between Registrant and
               First of America Bank - Michigan, N.A. dated
               November 1, 1992 backing the 1989 Michigan Strategic Fund Limited Obligation Revenue Bonds was filed as Exhibit 10(a)(5) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(6)	      A Reimbursement Agreement between Registrant and
               First of America Bank - Michigan, N.A. dated
               November 1, 1992 backing the 1990 Michigan Strategic Fund Limited Obligation Revenue Bonds was filed as Exhibit 10(a)(6) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(b)	         A Loan Guarantee Agreement and related Security
               Agreement between Subsidiary and First of America Bank - Michigan, N.A. dated November 1, 1992 was filed as Exhibit 10(b) to a Registration
               Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(1)	     The Triple S Plastics, Inc. Employee Stock Option
               Plan was filed as Exhibit 10(d)(1) to a
               Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(2)	     A Form of Nonqualified Stock Option Agreement was
               filed as Exhibit 10(d)(2) to a Registration
               Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(3)	     A Form of Qualified Stock Option Agreement was
               filed as Exhibit 10(d)(3) to a Registration
               Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

*10(d)(4)	     An Outside Directors Stock Option Plan dated
               July 25, 1996 was filed as Exhibit 99 to a Registration Statement on Form S-8 (No. 333-20365) and the same is incorporated herein by reference.

10(e)	         A Form of Indemnity Agreement between Registrant
               and each of its directors was filed as Exhibit 10(e) to Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated by reference.

10(f)	         Lease between Triple S Plastics, Inc. and
               Westinghouse Road Joint Venture regarding the manufacturing and office building for the Georgetown, Texas manufacturing facility.

23	            Consent of Experts and Counsel                                 31

27	            Financial Data Schedule	                                       32


*Indicates a compensatory arrangement

                                      EXHIBIT 23




                   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Triple S Plastics, Inc.
Vicksburg, Michigan


We hereby consent to the incorporation by reference in the Company's Registration Statements (No. 33-83214, No. 33-83212, No. 333-20365 and No. 333-
20451) of our reports dated April 23, 1998, relating to the financial statements and schedule of Triple S Plastics, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.



BDO Seidman, LLP
Kalamazoo, Michigan
April 23, 1998