Form 10-Q
period 1998-06-30
TRIPLE S PLASTICS INC
filed 1998-08-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

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

                           Yes___X___ No ______

    The registrant had 3,742,993 shares of common stock outstanding as of June 30, 1998.

                             TRIPLE S PLASTICS, INC.

                                      INDEX




                                                         Page No.

Part I.  Financial Information

      Item 1.  Condensed Financial Statements

         Condensed Balance Sheets -                          3
         June 30, 1998 and March 31, 1998

         Condensed Statements of Income - Three Months       4
         Ended June 30, 1998 and 1997

         Condensed Statements of Cash Flows -                5
         Three Months Ended June 30, 1998 and 1997

         Notes to Condensed Financial Statements             6

      Item 2.   Management's Discussion and Analysis of

         Financial Condition and Results of Operations       7

      Item 3.   Quantitative and Qualitative Disclosures
                About Market Risk (not applicable)


Part II.   Other Information

      Item 6.  Exhibits and Reports on Form 8-K              9

                             TRIPLE S PLASTICS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)



                                                   (Unaudited)
                                                     June 30      March 31
                                                       1998         1998
ASSETS
Current Assets:
 Cash and cash equivalents                         $    4,048    $    3,783
 Accounts receivable, less allowance of $350
  for possible losses                                  10,732        13,275
 Inventories (Note 2)                                   4,003         3,634
 Deferred income taxes                                    360           360
 Other                                                    243           202
                                                   ----------    ----------
                     Total Current Assets              19,386        21,254

Property, Plant and Equipment (Note 3)                 39,933        38,508
 Less accumulated depreciation and amortization        14,328        13,483
                                                   ----------    ----------
        Net Property, Plant and Equipment              25,605        25,025

Other:
 Cash restricted for capital expenditures (Note 3)      2,931         2,932
 Goodwill, net of accumulated amortization of
    $497 and $469                                       4,009           679
 Miscellaneous                                            131           140
                                                   ----------    ----------
                       Total Other Assets               7,071         3,751
                                                   ----------    ----------
                                                   $   52,062    $   50,030
                                                   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                  $    4,554    $    5,182
 Accrued compensation                                     985         1,167
 Deferred mold revenue                                    601           503
 Other accrued expenses                                   858           888
 Current maturities of long-term debt                   1,365         1,346
                                                   ----------    ----------
                 Total Current Liabilities              8,363         9,086

Long-Term Debt, less current maturities                 8,993         6,603
Deferred Income Taxes                                   2,360         2,360
                                                   ----------    ----------
                         Total Liabilities             19,716        18,049

Shareholders' Equity:
 Preferred stock, no par value, 1,000,000
   shares authorized, none issued                         --            --
 Common stock, no par value, 10,200,000
   shares authorized, 3,742,993 and
   3,741,951 shares issued and outstanding             14,449        14,444
 Retained earnings                                     17,897        17,537
                                                   ----------    ----------
        Total Shareholders' Equity                     32,346        31,981
                                                   ----------    ----------
                                                   $   52,062    $   50,030
                                                   ==========    ==========
See accompanying notes to financial statements.

                            TRIPLE S PLASTICS, INC.
                        CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                  (in thousands, except per share amounts)

                                                      Three Months Ended
                                                           June 30
                                                  --------------------------
                                                      1998          1997
                                                  ------------  ------------
Net Sales                                         $   15,641    $   17,117
Cost of Sales                                         12,713        14,015
                                                  ------------  ------------
Gross Profit                                           2,928         3,102
Total Selling, General & Administrative Expenses       2,301         2,343
                                                  ------------  ------------
          Operating Income                               627           759

Interest Expense (Income):
  Interest expense                                       149           160
  Interest income                                        (77)          (63)
                                                  ------------  ------------
          Net Interest Expense                            72            97
                                                  ------------  ------------
          Income Before Income Taxes                     555           662

Income Taxes                                             195           230
                                                  ------------  ------------
          Net Income                              $      360    $      432
                                                  ============  ============

Basic and Diluted Earnings per Share              $      .10    $      .12
                                                  ============  ============
Shares Used in Computing Earnings per Share:
  Basic                                                3,743         3,738
  Diluted                                              3,759         3,748

                            TRIPLE S PLASTICS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)


                                                       Three Months Ended
                                                            June 30
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
Operating Activities:
  Net income                                         $    360      $    432
  Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                         901           776
    Changes in assets and liabilities:
      Accounts receivable                               2,543           420
      Inventories                                        (308)         (136)
      Accounts payable and accruals                      (804)         (246)
      Other                                               --             39
                                                   ------------  ------------
CASH PROVIDED BY OPERATING ACTIVITIES                   2,692         1,285

INVESTING ACTIVITIES:
  Capital expenditures                                 (1,203)       (1,219)
  Change in restricted cash                                 1            (8)
  Business acquisition, net (Note 4)                     (909)          --
                                                   ------------  ------------
CASH USED IN INVESTING ACTIVITIES                      (2,111)       (1,227)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of fees                                             5             8
  Principal payments on long-term debt                   (321)         (300)
                                                   ------------  ------------
CASH USED IN FINANCING ACTIVITIES                        (316)         (292)

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     $    265      $   (234)
                                                   ============  ============

                            TRIPLE S PLASTICS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Inventories

                                                           ($000s)
Inventories are summarized as follows:
                                                    June 30      March 31
                                                      1998         1998
                                                  -----------  -----------
    Raw materials and packaging                    $  2,020     $  2,039
    Finished goods and work-in-process                2,003        1,595
                                                  -----------  -----------
    Total Inventories                              $  4,023     $  3,634
                                                  ===========  ===========

3.  Cash Restricted for Capital Expenditures

    This amount represents the remaining proceeds from a $5 million Industrial Revenue Bond and is available for investment in machinery and equipment for the Company's Texas facility through October 1, 1998.

4.  Acquisition of Dynacept Company, Inc.

    On June 1, 1998, Triple S Plastics, Inc. purchased, for cash and long-term debt, the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a preeminent rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method.

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

Results of Operations

    The following table sets forth, for the three months ended June 30, 1998 and 1997, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                                        Three months ended
                                              June 30
                                    --------------------------
                                       1998            1997          % Change
Net Sales                             100.0%          100.0%           (8.6)
Cost of Sales                          81.3            81.9            (9.3)
                                     ------          ------
Gross Profit                           18.7            18.1            (5.6)
Selling, General & Admin. Expenses     14.7            13.7            (1.8)
                                     ------          ------
Operating Income                        4.0             4.4           (17.4)
Interest Expense, net                   0.5             0.6           (25.8)
                                     ------          ------
Income Before Income Taxes              3.5             3.8           (16.2)
Income Taxes                            1.2             1.3           (15.2)
                                     ------          ------
Net Income                              2.3%            2.5%          (16.7)
                                     ======          ======

Net Sales

    Net sales for the first quarter ended June 30, 1998 decreased 8.6% compared to the first quarter of the prior year. The decrease in sales for the first quarter, compared to the same period a year ago, is due to certain customers relocating programs for production in Mexico or the Far East, as well as the conclusion of several customer programs which have not been replaced with new programs. Sales to customers in the consumer products, medical, information technologies and automotive markets decreased, but sales to customers in the telecommunications market nearly doubled compared to sales in the first quarter last year.

Cost of Sales

    Cost of sales decreased 9.3% in the first quarter of fiscal 1999 compared to the prior year first quarter. Cost of sales decreased by a larger pencentage than the sales decrease as a result of management's focus on reducing operating costs, particularly labor and material costs. As a percentage of sales, cost of sales remained relatively flat compared to the prior year first quarter.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses decreased 2% in the first quarter of fiscal 1999 compared to the first quarter of the prior year. This decrease was principally due to decreased compensation and taxes other than income taxes.

Income Taxes

    The Company's effective income tax rate of 35.1% in the first quarter of fiscal 1999 is comparable to the rate for the same period last year.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's prime sources of cash have been from operations, bank borrowings and industrial revenue bonds.
    In the first quarter of fiscal 1999, the Company generated $2.7 million of cash from operations which was used to acquire $1.2 million of capital equipment, to acquire the assets of Dynacept Company, and to pay debt.
    Accounts receivable decreased by $2,543 at June 30, 1998 compared to the prior fiscal year end, and improved to 59 days sales outstanding compared to 61 days at the end of the prior fiscal year. Inventories increased by $369 at June 30, 1998 compared to the prior fiscal year end, but still represents only 33 days in inventory.
    The Company still has $2.9 million available from the $5.0 million industrial revenue bond issued in October of 1995 to finance the expansion of the Georgetown, Texas plant. In addition, the Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on at June 30, 1998. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Other Matters

    The Company's program to address the Year 2000 date recognition problem continued to make progress toward its goal to ensure the millennium event does not have a material adverse effect on its business operations. Projects to ensure this compliance are currently underway and are anticipated to be completed by the end of 1999. Based on information currently available from the work performed, management does not expect that amounts to be expensed for Year 2000 activities will have a material impact on the Company's results of operations or financial position

Part II.   Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedule

    (b)  No reports were filed on Form 8-K during this quarter.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRIPLE S PLASTICS, INC.
                                 (Registrant)



Date: August 14, 1998            _ROBERT D. MONK________________________
                                 Robert D. Monk
                                 Chief Financial Officer




Date: August 14, 1998            _CATHERINE A. TAYLOR___________________
                                 Catherine A. Taylor
                                 Corporate controller (Chief Accounting Officer)