Form 10-Q
period 1998-09-30
TRIPLE S PLASTICS INC
filed 1998-11-13
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                  FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

                              Yes __X__  No _____

   The registrant had 3,744,189 shares of common stock outstanding as of September 30, 1998.

                            TRIPLE S PLASTICS, INC.

                                     INDEX




                                                                    Page No.

Part I.  Financial Information

         Item 1. Condensed Financial Statements

                 Condensed Balance Sheets -                             3
                 September 30, 1998 and March 31, 1998

                 Condensed Statements of Income - Three                 4
                 Months and Six Months Ended
                 September 30, 1998 and 1997

                 Condensed Statements of Cash Flows -                   5
                 Six Months Ended September 30, 1998 and 1997

                 Notes to Condensed Financial Statements                6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk (not applicable)



Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                      10

                             TRIPLE S PLASTICS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                              (Unaudited)
                                               Sept. 30       March 31
                                                 1998           1998
                                              -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                    $   4,839      $   3,783
  Accounts receivable, less allowance
   of $325 and $350 for possible losses            9,843         13,275
  Inventories (Note 3)                             4,479          3,634
  Deferred income taxes                              360            360
  Other                                              585            202
                                               ----------     ----------
            Total Current Assets                  20,106         21,254

Property, Plant and Equipment (Note 4)            41,361         38,508
  Less accumulated depreciation and
    amortization                                  15,223         13,483
                                               ----------     ----------
            Net Property, Plant and Equipment     26,138         25,025

Other:
  Cash restricted for capital expenditures
    (Note 4)                                       1,848          2,932
  Goodwill, net of accumulated amortization of
    $489 and $469                                  3,972            679
  Miscellaneous                                      124            140
                                               ----------     ----------
            Total Other Assets                     5,944          3,751
                                               ----------     ----------
                                               $  52,188      $  50,030
                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $   4,967      $   5,182
  Accrued compensation                               812          1,167
  Deferred mold revenue                              736            503
  Other accrued expenses                             818            888
  Current maturities of long-term debt             1,375          1,346
                                               ---------      ---------
            Total Current Liabilities              8,708          9,086

Long-Term Debt, less current maturities            8,430          6,603
Deferred Income Taxes                              2,360          2,360
                                               ---------      ---------
            Total Liabilities                     19,498         18,049

Shareholders' Equity:
   Preferred stock, no par value, 1,000,000
     shares authorized, none issued                 --             --
   Common stock, no par value, 10,200,000
     shares authorized, 3,744,189 and
     3,741,951 shares issued and outstanding      14,456         14,444
   Retained earnings                              18,234         17,537
                                               ----------     ----------
            Total Shareholders' Equity            32,690         31,981
                                               ----------     ----------
                                               $  52,188      $  50,030
                                               ==========     ==========
See accompanying notes to financial statements.

                             TRIPLE S PLASTICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share amounts)
                               Three Months Ended          Six Months Ended
                                  September 30                September 30
                             ----------------------     ----------------------
                                1998        1997           1998        1997
                             ----------  ----------     ----------  ----------
Net Sales                    $  16,232   $  16,399      $  31,873   $  33,516
Cost of Sales                   13,088      13,845         25,801      27,860
                             ----------  ----------     ----------  ----------
Gross Profit                     3,144       2,554          6,072       5,656
Total Selling, General &
  Administrative Expenses        2,536       2,060          4,837       4,403
                             ----------  ----------     ----------  ----------
        Operating Income           608         494          1,235       1,253

Interest Expense (Income):
  Interest expense                 173         156            322         316
  Interest income                  (77)        (63)          (154)       (126)
                             ----------  ----------     ----------  ----------
        Net Interest Expense        96          93            168         190
                             ----------  ----------     ----------  ----------
  Income Before Income Taxes       512         401          1,067       1,063

Income Taxes                       175         140            370         370
                             ----------  ----------     ----------  ----------
        Net Income           $     337   $     261      $     697   $     693
                             ==========  ==========     ==========  ==========
Basic and Diluted
  Earnings per Share         $     .09   $     .07      $     .19   $     .19
                             ==========  ==========     ==========  ==========
Shares Used in Computing
  Earnings per Share:
      Basic                      3,744       3,739          3,744       3,739
      Diluted                    3,745       3,767          3,749       3,758

                               TRIPLE S PLASTICS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited, in thousands)
                                                       Six Months Ended
                                                         September 30
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------
Operating Activities:
   Net income                                      $     697     $     693
   Adjustments to reconcile net income
   to cash provided by operating activities:
      Depreciation and amortization                    1,862         1,582
      Changes in assets and liabilities:
         Accounts receivable                           3,432           175
         Inventories                                    (784)          506
         Accounts payable and accruals                  (811)          250
         Other                                            (2)           45
                                                   ----------    ----------
CASH PROVIDED BY OPERATING ACTIVITIES                  4,394         3,251

INVESTING ACTIVITIES:
   Capital expenditures                               (2,651)       (2,354)
   Change in restricted cash                           1,084           (55)
   Business acquisition, net (Note 5)                   (909)          --
                                                   ----------    ----------
CASH USED IN INVESTING ACTIVITIES                     (2,476)       (2,409)

FINANCING ACTIVITIES:
   Proceeds from issuance of common
     stock, net of fees                                   12            16
   Principal payments on long-term debt                 (874)         (816)
                                                   ----------    ----------
CASH USED IN FINANCING ACTIVITIES                       (862)         (800)
                                                   ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS          $   1,056     $      42
                                                   ==========    ==========

                             TRIPLE S PLASTICS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Business

    During the six months ended September 30, 1998 and 1997, a consumer products customer accounted for 8% and 15% of net sales, respectively, and a telecommunications customer accounted for 20% and 10% of net sales, respectively.

3.  Inventories
                                                           ($000s)
Inventories are summarized as follows:          September 30       March 31
                                                    1998             1998
                                                ------------    --------------
      Raw materials and packaging                $   2,393        $   2,039
      Finished goods and work-in-process             2,086            1,595
                                                 ----------       ----------
      Total Inventories                          $   4,479        $   3,634
                                                 ==========       ==========

4.  Cash Restricted for Capital Expenditures

    This amount represents the remaining proceeds from a $5 million Industrial Revenue Bond and is available for investment in machinery and equipment for the Company's Texas facility through October 1, 1998. The remaining balance at October 1, 1998 will be used to reduce the outstanding debt.

5.  Acquisition of Dynacept Company, Inc.

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                (in thousands)

Overview

    The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on constumers' specifications and orders. Its customers are primarily in the consumer products, telecommunications, medical/pharmaceutical, information technologies, and automotive markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

Results of Operations

    The following table sets forth, for the three months and six months ended September 30, 1998 and 1997, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                          Three months ended    Six Months ended
                             September 30         September 30       % Change
                          ------------------    ----------------   ------------
                                                                    2nd    Six
                            1998      1997        1998    1997      Qtr.   Mos.
                          --------  --------    ------- -------    ------ -----
Net Sales                  100.0%    100.0%      100.0%  100.0%    (1.0)% (4.9)%
Cost of Sales               80.6      84.4        80.9    83.1     (5.5)  (7.4)
                          --------  --------    ------- -------    ------ ------
Gross Profit                19.4      15.6        19.1    16.9     23.1    7.4
Selling, General &
   Admin. Expenses          15.6      12.6        15.2    13.2     23.1    9.9
                          --------  --------    ------- -------    ------ ------
Operating Income             3.8       3.0         3.9     3.7     23.1   (1.4)
Interest Expense, net        0.6       0.6         0.6     0.5      3.2  (11.6)
                          --------  --------    ------- -------    ------ ------
Income Before Income
    Taxes                    3.2       2.4         3.3     3.2     27.7    0.4
Income Taxes                 1.1       0.8         1.1     1.1     25.0    --
                          --------  --------    ------- -------    ------ ------
Net Income                   2.1%      1.6%        2.2%    2.1%    29.1%   0.6%
                          ========  ========    ======= =======    ====== ======

Net Sales

    Net sales for the second quarter ended September 30, 1998 decreased 1% compared to the second quarter of the prior year. Despite the sales shortfall, net income for the second quarter was up 29%. The income improvement is generally attributed to molded part manufacturing cost reductions, primarily in material cost, as well as a favorable mix shift in sales. In the second quarter, sales to customers in the Company's two major target markets, Telecommunications and Medical, increased while sales to customers in the Consumer Products, Information Technologies and Automotive markets decreased.
    Net sales for the first six months of fiscal 1999 were down 5% compared to the same period last year. For the first six months of the year, sales to customers in the Consumer Products market comprised the largest percentage of sales at 32%, but Telecommunications continues to show strong growth and could overtake Consumer Products market sales this year. Telecommunications market sales now comprise nearly 28% of sales, Medical market sales comprise 15% and Information Technologies and Automotive are at 10% of sales each. The overall change in sales is principally related to volume, including sales relating to the Dynacept acquisition, as no significant price increases or decreases occurred during the first six months of fiscal 1999. The Company's twenty largest customers, including at least one in each of the primary business markets served, accounted for approximately 80% of the Company's net sales for the first six months of fiscal 1999 and 1998.

Cost of Sales

    Cost of sales as a percentage of sales decreased to 80.6% in the second quarter of fiscal 1999 compared to 84.4% for the second quarter last year.
The lower cost of sales percentage in fiscal 1999 is principally attributed to molded part manufacturing cost reductions, primarily in material cost, as a result of manufacturing efficiency improvement initiatives at the Company. For the first six months of fiscal 1999, the cost of sales percentage decreased to 80.9% compared to 83.1% for the comparable period last year.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 23% in the second quarter of fiscal 1999 compared to the second quarter of the prior year. For the first six months of fiscal 1999, these expenses increased 10% and represented 15.2% and 13.2% of sales for fiscal 1999 and 1998, respectively. The increase in selling, general and administrative expenses was principally due to increased compensation relating to the Company's increased investment in its sales force, increased mix of sales subject to commission, increased taxes other than income taxes, and the addition of Dynacept Corporation expenses in the current fiscal year.

Income Taxes

    The Company's effective income tax rate of 34.7% for the first six months of fiscal 1999 is comparable to the rate for the same period last year.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds.
    In the first six months of fiscal 1999, the Company generated $4.4 million of cash from operations which was used to acquire $2.7 million of capital equipment, to acquire the assets of Dynacept Company, and to pay debt.
    Accounts receivable decreased by $3.4 million at September 30, 1998 compared to the prior fiscal year end, and improved to 52 days sales outstanding compared to 61 days at the end of the prior fiscal year. This improvement is due to an overall increase in collection efforts. Inventories increased by $845 at September 30, 1998 compared to the prior fiscal year end, and represented
38 days in inventory compared to 26 days at the end of the prior fiscal year.
    The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on at June 30, 1998. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Other Matters

    The Company's program to address the Year 2000 date recognition problem continued to make progress toward its goal to ensure the millennium event does not have a material adverse effect on its business operations. The Company is currently in the implementation phase of testing its software and is in the process of entering selected transactions into the new system to test the date parameter. Projects to ensure this compliance are currently underway and are anticipated to be completed by the end of 1999. Based on information currently available from the work performed, management does not expect that amounts to be expensed for Year 2000 activities will have a material impact on the Company's results of operations or financial position.
    During fiscal year 1999, the Company developed a plan to determine the Year 2000 compliance status of its key suppliers and customers. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee Year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of the issues and are working on a solution to achieve compliance before the Year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be Year 2000 compliant prior to the Year 2000. If certain key suppliers or customers were not Year 2000 compliant and the Company did not have a contingency plan in place related to those key suppliers or customers because the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly negatively impacted. However, at this time the Company is not aware of any key suppliers or customers who will not be Year 2000 compliant by the Year 2000.

Part II.   Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

   (a)   The Company's annual meeting of shareholders was held on June 30, 1998.
   (b)   The directors elected at the meeting were:

                                                        Shares
                                       -----------------------------------------
                                          For           Against       Withheld
                                       -----------------------------------------
         James F. Hettinger            3,239,963           --           18,125
         Victor V. Valentine, Jr.      3,239,613           --           18,475

    Other directors whose terms of office continued after the meeting are as follows: Robert D. Bedilion, Daniel B. Canavan, Albert C. Schauer, and David L. Stewart.

   (c) Other matters voted upon at the meeting and the results of those votes were as follows:

                                                      Shares
                                  ----------------------------------------------
                                                                      Broker
                                      For      Against    Withheld    Non-Votes
                                  ----------------------------------------------
         Amendment to Restated
         Employee Stock Purchase
         Plan                      3,146,963    66,700      44,425        --

The foregoing matters are described in detail in the Company's proxy statement dated May 29, 1998 for the 1998 Annual Meeting of Shareholders.

Item 6.   Exhibits and Reports on Form 8-K

   (a)   Exhibit 27 - Financial Data Schedule

   (b)   No reports were filed on Form 8-K during this quarter.

                                    SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIPLE S PLASTICS, INC.
                                    (Registrant)


Date: November 13, 1998             _ROBERT D. MONK_____________________________
                                    Robert D. Monk
                                    Chief Financial Officer

Date: November 13, 1998             _CATHERINE A. TAYLOR________________________
                                    Catherine A. Taylor
                                    Corporate Controller
                                    (Chief Accounting Officer)