Form 10-Q
period 1998-12-31
TRIPLE S PLASTICS INC
filed 1999-02-16
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1998

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

                                     Yes __X__  No _____

     The registrant had 3,745,785 shares of common stock outstanding as of December 31, 1998.

                                 TRIPLE S PLASTICS, INC.

                                         INDEX

                                                                      Page No.

Part I.          Financial Information

                 Item 1.     Condensed Financial Statements

                 Condensed Balance Sheets -                              3
                 December 31, 1998 and March 31, 1998

                 Condensed Statements of Income - Three Months and       4
                 Nine Months Ended December 31, 1998 and 1997

                 Condensed Statements of Cash Flows -                    5
                 Nine Months Ended December 31, 1998 and 1997

                 Notes to Condensed Financial Statements                 6

                 Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           8

                 Item 3. Quantitative and Qualitative Disclosures About Market Risk (not applicable)


Part II.     Other Information

                 Item 6.     Exhibits and Reports on Form 8-K           12

                               TRIPLE S PLASTICS, INC.
                              CONDENSED BALANCE SHEETS
                               (Dollars in thousands)
                                                   (Unaudited)
                                                     Dec. 31       March 31
                                                      1998           1998
                                                   -----------    ----------
ASSETS
Current Assets:
  Cash and cash equivalents                         $   4,408      $  3,783
  Accounts receivable, less allowance of
    $1,470 and $350 for possible losses (Note 6)        8,122        13,275
  Inventories (Notes 2 and 6)                           5,220         3,634
  Deferred income taxes                                 1,001           360
  Other                                                   932           202
                                                    ---------     ---------
               Total Current Assets                    19,683        21,254

Property, Plant and Equipment (Note 3)                 42,121        38,508
  Less accumulated depreciation and amortization       16,158        13,483
                                                    ---------     ---------
               Net Property, Plant and Equipment       25,963        25,025

Other:
  Cash restricted for capital expenditures (Note 3)      --           2,932
  Goodwill, net of accumulated amortization of
     $571 and $469                                      3,935           679
  Miscellaneous                                           114           140
                                                    ---------     ---------
                    Total Other Assets                  4,049         3,751
                                                    ---------     ---------
                                                    $  49,695     $  50,030
                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $   4,492     $   5,182
  Accrued compensation                                    739         1,167
  Deferred mold revenue                                 1,347           503
  Other accrued expenses (Note 6)                         662           888
  Current maturities of long-term debt                  1,355         1,346
                                                    ---------     ---------
                    Total Current Liabilities           8,595         9,086

Long-Term Debt, less current maturities                 7,082         6,603
Deferred Income Taxes                                   2,360         2,360
                                                    ---------     ---------
                    Total Liabilities                  18,037        18,049

Shareholders' Equity:
     Preferred stock, no par value, 1,000,000
       shares authorized, none issued                    --            --
     Common stock, no par value, 10,200,000
       shares authorized, 3,745,785 and
       3,741,951 shares issued and outstanding         14,462        14,444
     Retained earnings                                 17,196        17,537
                                                    ---------     ---------
                    Total Shareholders' Equity         31,658        31,981
                                                    ---------     ---------
                                                    $  49,695     $  50,030

See accompanying notes to financial statements.

                               TRIPLE S PLASTICS, INC.
                           CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share amounts)
                                  Three Months Ended        Nine Months Ended
                                     December 31               December 31
                                    1998       1997          1998       1997
                                  --------   --------      --------   --------
Net Sales                         $ 16,340   $ 15,000      $ 48,213   $ 48,516
Cost of Sales                       13,800     12,436        39,601     40,296
                                  --------   --------      --------   --------
Gross Profit                         2,540      2,564         8,612      8,220
Selling, General &
   Administrative Expenses           2,594      2,134         7,431      6,537
Unusual Item (Note 6)                1,440        --          1,440        --
                                  --------   --------      --------   --------
       Total Operating  Expenses     4,034      2,134         8,871      6,537
                                  --------   --------      --------   --------
                Operating Income    (1,494)       430          (259)     1,683

Interest Expense (Income):
   Interest expense                    157        153           479        469
   Interest income                     (58)       (75)         (212)      (201)
                                  --------   --------      --------   --------
             Net Interest Expense       99         78           267        268
                                  --------   --------      --------   --------
Income (Loss) Before Income Taxes   (1,593)       352          (526)     1,415

Income Taxes (Credit)                 (555)       125          (185)       495
                                  --------   --------      --------   --------
                Net Income (Loss) $ (1,038)  $    227      $   (341)  $    920
                                  ========   ========      ========   ========

Basic and Diluted Earnings
    per Share                     $  (0.28)  $    .06      $  (0.09)  $    .25
                                  ========   ========      ========   ========

Shares Used in Computing
  Earnings per Share:
          Basic                      3,746      3,741         3,744      3,739
          Diluted                    3,746      3,748         3,747      3,751

                                 TRIPLE S PLASTICS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited, in thousands)
                                                      Nine Months Ended
                                                         December 31
                                                       1998       1997
                                                     --------   --------
Operating Activities:
  Net income (loss)                                  $  (341)   $    920
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization                      2,843       2,411
    Unusual item                                       1,440         --
    Changes in assets and liabilities:
      Accounts receivable                              4,052         116
      Inventories                                     (1,725)        640
      Accounts payable and accruals                   (2,031)       (612)
      Other                                             (119)         64
                                                     -------    --------
CASH PROVIDED BY OPERATING ACTIVITIES                  4,119       3,539

INVESTING ACTIVITIES:
  Capital expenditures                                (3,293)     (2,964)
  Decrease in restricted cash                          2,932          30
  Business acquisition, net (Note 5)                    (909)        --
                                                     -------    --------
CASH USED IN INVESTING ACTIVITIES                     (1,270)     (2,934)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of fees                                           18          23
  Principal payments on long-term debt                (2,242)     (1,030)
                                                     -------    --------
CASH USED IN FINANCING ACTIVITIES                     (2,224)     (1,007)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   $   625    $   (402)
                                                     =======    ========

                              TRIPLE S PLASTICS, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Business

    During the nine months ended December 31, 1998 and 1997, a telecommunications customer accounted for 30% and 16% of net sales, respectively, and a consumer products customer accounted for 6% and 15% of net sales, respectively. This consumer products customer has filed for protection under Chapter 11 of the U.S. Bankruptcy Code (see Note 6).

3.  Inventories
                                                        ($000s)
Inventories are summarized as follows:          December 31    March 31
                                                   1998          1998
                                               --------------------------
        Raw materials and packaging              $  2,659      $  2,039
        Finished goods and work-in-process          2,561         1,595
                                               -----------    -----------
        Total Inventories                        $  5,220      $  3,634
                                               ===========    ===========

4.  Cash Restricted for Capital Expenditures

    This amount represented the remaining proceeds from a $5 million Industrial Revenue Bond and was available for investment in machinery and equipment for the Company's Texas facility through October 1, 1998. The remaining balance at October 1, 1998 was used to reduce the outstanding debt.

5.  Acquisition of Dynacept Company, Inc.

    On June 1, 1998, Triple S Plastics, Inc. purchased, for cash and long-term debt, the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a preeminent rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method.

6.  Unusual Item

    Near the end of the third quarter, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter of fiscal 1999 the Company recorded a pre-tax charge of $1.4 million ($935 after tax, or $.25 per basic and fully diluted share) relating to an increase in its allowance for doubtful accounts, inventory reserves and accrued liabilities to provide for anticipated losses and legal costs concerning accounts receivable balances and inventory on hand for these customers. This pre-tax charge is shown in the Condensed Statements of Income as an unusual item.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                (in thousands)

    Certain matters discussed in this Form 10-Q constitute forward-looking statements which are necessarily subject to certain risks and uncertainties, and they may change in a material way based upon various market, industry and other important factors. From time to time, the Company identifies factors in its Form 10-K filed with the Securities and Exchange commission and its other interim reports that may influence future results, and the Company recommends that investors consult those reports. The Company cautions investors that actual results may differ materially from the forward-looking statements contained in this Form 10-Q.

Overview

    The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the telecommunications, medical/pharmaceutical, information technologies, consumer products, and automotive markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

Results of Operations

    Near the end of the third quarter of fiscal 1999 two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter the Company recorded a pre-tax charge of $1.4 million ($935 after tax, or $.25 per basic and fully diluted share) relating to an increase in its allowance for doubtful accounts, inventory reserves and accrued liabilities to provide for anticipated losses and legal costs concerning accounts receivable balances and inventory on hand for these customers. This pre-tax charge is shown in the Condensed Statements of Income as an unusual item. Company management is actively involved in trying to recover these amounts owed. The two customers that filed for bankruptcy protection are serviced by the Company's facility in Tucson, Arizona. Also, one of these customers accounted for approximately 6% and 15% of the Company's net sales for the nine month periods ended December 31, 1998, and December 31, 1997, respectively. Given the uncertainty as to future sales volumes to these customers, as well as other factors impacting the operations of the Company's Tucson facility, the Company intends to evaluate, in the fourth quarter, several alternatives for the Company's operational structure at that location.

    The following table sets forth, for the three months and nine months ended December 31, 1998 and 1997, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                           Three months ended   Nine months ended     % Change
                               December 31         December 31       3rd    Nine
                             1998       1997     1998      1997     Qtr    Mos.
                            ------     ------   ------    ------   -----  ------
Net Sales                   100.0%     100.0%   100.0%    100.0%    8.9%  (0.6)%
Cost of Sales                84.5       82.9     82.1      83.1    11.0   (1.7)
                            ------     ------   ------    ------   -----  ------
Gross Profit                 15.5       17.1     17.9      16.9    (0.9)   4.8
Selling, Gen. & Admin. Exp.  15.8       14.2     15.4      13.5    21.5   13.7
Unusual Item                  8.8        --       3.0       --      --     --
                            ------     ------   ------    ------   -----  ------
Operating Expenses           24.6       14.2     18.4      13.5    89.0   35.7
Operating Income             (9.1)       2.9     (0.5)      3.4     --     --
Interest Expense, net         0.6        0.6      0.6       0.5    26.9   (0.4)
                            ------     ------   ------    ------   -----  ------
Income Before Income Taxes   (9.7)       2.3     (1.1)      2.9     --     --
Income Taxes                 (3.4)       0.8     (0.4)      1.0     --     --
                            ------     ------   ------    ------   -----  ------
Net Income                   (6.3)%      1.5%    (0.7)%     1.9%    --     --
                            ======     ======   ======    ======

Net Sales

    Net sales for the third quarter ended December 31, 1998 increased 9% compared to the third quarter of the prior year. In the third quarter, sales to customers in the Telecommunications market increased by over 200% while sales to customers in the Consumer Products, Medical, Information Technologies and Automotive markets all decreased. The increase in Telecommunications is principally driven by one customer which now comprises 30% of the Company's sales.
    Net sales for the first nine months of fiscal 1999 were essentially flat with sales in the same period last year. For the first nine months of the year, sales to customers in the Telecommunications market comprised the largest percentage of sales at 35%, finally surpassing the Consumer Products market, which represented 30% of sales. Medical market sales comprise 15% and Information Technologies and Automotive are at 10% of total sales each. The overall increase in sales is principally related to volume as no significant price increases occurred during the first nine months of fiscal 1999. The Company's twenty largest customers, including at least one in each of the primary business markets served, accounted for approximately 85% of the Company's net sales for the first nine months of fiscal 1999 and 80% in 1998.

Cost of Sales

    Cost of sales as a percentage of sales increased to 84.5% in the third quarter of fiscal 1999 compared to 82.9% for the third quarter last year. The higher cost of sales percentage in fiscal 1999 is principally attributed to a higher material cost on a large Telecommunications market program compared to the program running last year, which has expired. However, for the first nine months of fiscal 1999, the cost of sales percentage decreased to 82.1% compared to 83.1% for the comparable period last year. The lower cost of sales percentage in fiscal 1999 is principally attributed to molded part manufacturing cost reductions as a result of manufacturing efficiency improvement initiatives at the Company.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 21.5% in the third quarter of fiscal 1999 compared to the third quarter of the prior year. For the first nine months of fiscal 1999, these expenses increased 13.7% and represented 15.4% and 13.5% of sales for fiscal 1999 and 1998, respectively, This increase was principally due to increased compensation relating to the Company's increased investment in its sales force, and the addition of Dynacept Corporation expenses in the current fiscal year.

Income Taxes

    The Company's effective income tax rate of 34.8% for the first nine months of fiscal 1999 is comparable to the rate for the same period last year.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds.
    In the first nine months of fiscal 1999, the Company generated $4.1 million of cash from operations. Cash from operations was used to acquire capital equipment of $1.8 million for the Company's Texas facility using proceeds from an Industrial Revenue Bond which has now expired. In addition, $1.5 million of capital equipment was purchased for the Company's other facilities. Cash from operations was also used to acquire the assets of Dynacept Company and to pay debt.
    Accounts receivable decreased by $5.2 million at December 31, 1998 compared to the prior fiscal year end, and represents 47 days sales outstanding compared to 61 days at the end of the prior fiscal year, a decrease of 14 days. However, the $1.1 million increase in the related allowance for doubtful accounts caused 6 days of this decrease. The balance of the improvement in days sales outstanding reflects the Company's improved collection efforts. Inventories increased by $1.6 million at December 31, 1998 compared to the prior fiscal year end, and represented 38 days in inventory compared to 26 days at the end of the prior fiscal year. Approximately half of this increase relates to having more tool manufacturing projects in process at December 31, 1998 compared to the prior fiscal year-end.
    The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on this fiscal year. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Other Matters

    The Company's program to address the Year 2000 date recognition problem continued to make progress toward its goal to ensure the millennium event does not have a material adverse effect on its business operations. The Company is currently in the implementation phase of testing its software and is in the process of entering selected transactions into the new system to test the date parameter. The results of this testing to date have been favorable. Projects to ensure this compliance are currently underway and are anticipated to be completed by the end of 1999. Based on information currently available from the work performed, management does not expect that amounts to be expensed for Year 2000 activities will have a material impact on the Company's results of operations or financial position.
    During fiscal year 1999, the Company developed a plan to deteremine the Year 2000 compliance status of its key suppliers and customers. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee Year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of the issues and are working on a solution to achieve compliance before the Year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be Year 2000 compliant prior to the Year 2000. If certain key suppliers or customers were not Year 2000 compliant and the Company did not have a contingency plan in place related to those key suppliers or customers because the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly and negatively impacted. However, at this time the Company is not aware, based on information received from these customers and suppliers, of any key suppliers or customers who will not be Year 2000 compliant by the Year 2000.

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

                                   TRIPLE S PLASTICS, INC.
                                   (Registrant)


Date: February 12, 1999            _ROBERT D. MONK______________________
                                   Robert D. Monk
                                   Chief Financial Officer

Date: February 12, 1999            _CATHERINE A. TAYLOR_________________
                                   Catherine A. Taylor
                                   Corporate Controller (Chief Accounting
                                   Officer)