Form 10-Q/A
period 1998-09-30
TRIPLE S PLASTICS INC
filed 1999-05-25
CIK 918642

Amendment #2
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q/A

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

                             TRIPLE S PLASTICS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                              (Unaudited)
                                               Sept. 30       March 31
                                                 1998           1998
                                              -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                    $   4,839      $   3,783
  Accounts receivable, less allowance
   of $325 and $350 for possible losses            9,843         13,275
  Inventories (Note 3)                             4,272          3,634
  Deferred income taxes                              360            360
  Other                                              448            202
                                               ----------     ----------
            Total Current Assets                  19,762         21,254

Property, Plant and Equipment (Note 4)            41,361         38,508
  Less accumulated depreciation and
    amortization                                  15,223         13,483
                                               ----------     ----------
            Net Property, Plant and Equipment     26,138         25,025

Other:
  Cash restricted for capital expenditures
    (Note 4)                                       1,848          2,932
  Goodwill, net of accumulated amortization of
    $489 and $469                                  3,972            679
  Miscellaneous                                      124            140
                                               ----------     ----------
            Total Other Assets                     5,944          3,751
                                               ----------     ----------
                                               $  51,844      $  50,030
                                               ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                             $   4,967      $   5,182
  Accrued compensation                               812          1,167
  Deferred mold revenue                              570            503
  Other accrued expenses                             900            888
  Current maturities of long-term debt             1,375          1,346
                                               ---------      ---------
            Total Current Liabilities              8,624          9,086

Long-Term Debt, less current maturities            8,430          6,603
Deferred Income Taxes                              2,360          2,360
                                               ---------      ---------
            Total Liabilities                     19,414         18,049

Shareholders' Equity:
   Preferred stock, no par value, 1,000,000
     shares authorized, none issued                 --             --
   Common stock, no par value, 10,200,000
     shares authorized, 3,744,189 and
     3,741,951 shares issued and outstanding      14,456         14,444
   Retained earnings                              17,974         17,537
                                               ----------     ----------
            Total Shareholders' Equity            32,430         31,981
                                               ----------     ----------
                                               $  51,844      $  50,030
                                               ==========     ==========
See accompanying notes to financial statements.

                             TRIPLE S PLASTICS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share amounts)
                               Three Months Ended          Six Months Ended
                                  September 30                September 30
                             ----------------------     ----------------------
                                1998        1997           1998        1997
                             ----------  ----------     ----------  ----------
Net Sales                    $  16,398   $  16,399      $  32,039   $  33,516
Cost of Sales                   13,470      13,845         26,183      27,860
                             ----------  ----------     ----------  ----------
Gross Profit                     2,928       2,554          5,856       5,656
Total Selling, General &
  Administrative Expenses        2,713       2,060          5,014       4,403
                             ----------  ----------     ----------  ----------
        Operating Income           215         494            842       1,253

Interest Expense (Income):
  Interest expense                 173         156            322         316
  Interest income                  (77)        (63)          (154)       (126)
                             ----------  ----------     ----------  ----------
        Net Interest Expense        96          93            168         190
                             ----------  ----------     ----------  ----------
  Income Before Income Taxes       119         401            674       1,063

Income Taxes                        42         140            237         370
                             ----------  ----------     ----------  ----------
        Net Income           $      77   $     261      $     437   $     693
                             ==========  ==========     ==========  ==========
Basic and Diluted
  Earnings per Share         $     .02   $     .07      $     .12   $     .19
                             ==========  ==========     ==========  ==========
Shares Used in Computing
  Earnings per Share:
      Basic                      3,744       3,739          3,744       3,739
      Diluted                    3,745       3,767          3,749       3,758

                               TRIPLE S PLASTICS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited, in thousands)
                                                       Six Months Ended
                                                         September 30
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------
Operating Activities:
   Net income                                      $     437     $     693
   Adjustments to reconcile net income
   to cash provided by operating activities:
      Depreciation and amortization                    1,862         1,582
      Changes in assets and liabilities:
         Accounts receivable                           3,432           175
         Inventories                                    (577)          506
         Accounts payable and accruals                  (895)          250
         Other                                           135            45
                                                   ----------    ----------
CASH PROVIDED BY OPERATING ACTIVITIES                  4,394         3,251

INVESTING ACTIVITIES:
   Capital expenditures                               (2,651)       (2,354)
   Change in restricted cash                           1,084           (55)
   Business acquisition, net (Note 5)                   (909)          --
                                                   ----------    ----------
CASH USED IN INVESTING ACTIVITIES                     (2,476)       (2,409)

FINANCING ACTIVITIES:
   Proceeds from issuance of common
     stock, net of fees                                   12            16
   Principal payments on long-term debt                 (874)         (816)
                                                   ----------    ----------
CASH USED IN FINANCING ACTIVITIES                       (862)         (800)
                                                   ----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS          $   1,056     $      42
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

3.  Inventories
                                                           ($000s)
Inventories are summarized as follows:          September 30       March 31
                                                    1998             1998
                                                ------------    --------------
      Raw materials and packaging                $   2,286        $   2,039
      Finished goods and work-in-process             1,986            1,595
                                                 ----------       ----------
      Total Inventories                          $   4,272        $   3,634
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

Results of Operations

    Subsequent to its year-end, the Company recognized that results of operations for the second quarter of its fiscal year required restatement. Accordingly, the Company recorded adjustments in the second quarter related to inventory valuation, the timing of the recognition of certain expenses and accrued liabilities, and the timing of the recognition of revenue. The effect of these adjustments was a decrease in net income for the quarter of $260, or $.07 per basic and fully diluted share.

    The following table sets forth, for the three months and six months ended September 30, 1998 and 1997, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                          Three months ended    Six Months ended
                             September 30         September 30      % Change
                          ------------------    ----------------  ------------
                                                                   2nd     Six
                            1998      1997        1998    1997     Qtr.    Mos.
                          --------  --------    ------- -------   ------  -----
Net Sales                  100.0%    100.0%      100.0%  100.0%     -- %  (4.4)%
Cost of Sales               82.1      84.4        81.7    83.1    (2.7)   (6.0)
                          --------  --------    ------- -------
Gross Profit                17.9      15.6        18.3    16.9    14.6     3.5
Selling, General &
   Admin. Expenses          16.6      12.6        15.7    13.2    31.7    13.9
                          --------  --------    ------- -------
Operating Income             1.3       3.0         2.6     3.7   (56.5)  (32.8)
Interest Expense, net        0.6       0.6         0.5     0.5     3.2   (11.6)
                          --------  --------    ------- -------
Income Before Income
    Taxes                    0.7       2.4         2.1     3.2   (70.3)  (36.6)
Income Taxes                 0.2       0.8         0.7     1.1   (70.0)  (35.9)
                          --------  --------    ------- -------
Net Income                   0.5%      1.6%        1.4%    2.1%  (70.5)% (36.9)%
                          ========  ========    ======= =======

Net Sales

    Net sales for the second quarter ended September 30, 1998 were consistent with the second quarter of the prior year. In the second quarter, sales to customers in the Company's two major target markets, Telecommunications and Medical, increased while sales to customers in the Consumer Products, Information Technologies and Automotive markets decreased.
    Net sales for the first six months of fiscal 1999 were down 4.4% compared to the same period last year. For the first six months of the year, sales to customers in the Consumer Products market comprised the largest percentage of sales at 32%, but Telecommunications continues to show strong growth and could overtake Consumer Products market sales this year. Telecommunications market sales now comprise nearly 28% of sales, Medical market sales comprise 15% and Information Technologies and Automotive are at 10% of sales each. The overall change in sales is principally related to volume, including sales relating to the Dynacept acquisition, as no significant price increases or decreases occurred during the first six months of fiscal 1999. The Company's twenty largest customers, including at least one in each of the primary business markets served, accounted for approximately 80% of the Company's net sales for the first six months of fiscal 1999 and 1998.

Cost of Sales

    Cost of sales as a percentage of sales decreased to 82.1% in the second quarter of fiscal 1999 compared to 84.4% for the second quarter last year.
The lower cost of sales percentage in fiscal 1999 is principally attributed to molded part manufacturing cost reductions, primarily in material cost, as a result of manufacturing efficiency improvement initiatives at the Company. For the first six months of fiscal 1999, the cost of sales percentage decreased to 81.7% compared to 83.1% for the comparable period last year.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 31.7% in the second quarter of fiscal 1999 compared to the second quarter of the prior year. For the first six months of fiscal 1999, these expenses increased 13.9% and represented 15.7% and 13.2% of sales for fiscal 1999 and 1998, respectively. The increase in selling, general and administrative expenses was principally due to increased compensation relating to the Company's increased investment in its sales force, increased mix of sales subject to commission, increased taxes other than income taxes, and the addition of Dynacept Corporation expenses in the current fiscal year.

Income Taxes

    The Company's effective income tax rate of 35.2% for the first six months of fiscal 1999 is comparable to the rate for the same period last year.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds.
    In the first six months of fiscal 1999, the Company generated $4.4 million of cash from operations which was used to acquire $2.7 million of capital equipment, to acquire the assets of Dynacept Company, and to pay debt.
    Accounts receivable decreased by $3.4 million at September 30, 1998 compared to the prior fiscal year end, and improved to 52 days sales outstanding compared to 61 days at the end of the prior fiscal year. This improvement is due to an overall increase in collection efforts. Inventories increased by $638 at September 30, 1998 compared to the prior fiscal year end, and represented
35 days in inventory compared to 26 days at the end of the prior fiscal year.
    The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on at June 30, 1998. Management believes that these sources of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

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

                                    TRIPLE S PLASTICS, INC.
                                    (Registrant)


Date: May 25, 1999                  _DANIEL B. CANAVAN__________________________
                                    Daniel B. Canavan
                                    Acting Chief Financial Officer

Date: May 25, 1999                  _CATHERINE A. TAYLOR________________________
                                    Catherine A. Taylor
                                    Corporate Controller
                                    (Chief Accounting Officer)