Form 10-Q/A
period 1998-09-30
TRIPLE S PLASTICS INC
filed 1999-05-25
CIK 918642

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

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 31.7% in the second quarter of fiscal 1999 compared to the second quarter of the prior year. For the first six months of fiscal 1999, these expenses increased 13.9% and represented 15.7% and 13.2% of sales for fiscal 1999 and 1998, respectively. The increase in selling, general and administrative expenses was principally due to increased compensation relating to the Company's increased investment in its sales force, increased mix of sales subject to commission, increased professional fees and the addition of Dynacept Corporation expenses in the current fiscal year.

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