Form 10-Q/A
period 1998-12-31
TRIPLE S PLASTICS INC
filed 1999-05-25
CIK 918642

Amendment #1
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

                               TRIPLE S PLASTICS, INC.
                              CONDENSED BALANCE SHEETS
                               (Dollars in thousands)
                                                   (Unaudited)
                                                     Dec. 31       March 31
                                                      1998           1998
                                                   -----------    ----------
ASSETS
Current Assets:
  Cash and cash equivalents                         $   4,408      $  3,783
  Accounts receivable, less allowance of
    $1,470 and $350 for possible losses (Note 6)        8,122        13,275
  Inventories (Notes 2 and 6)                           5,113         3,634
  Deferred income taxes                                 1,001           360
  Other                                                   645           202
                                                    ---------     ---------
               Total Current Assets                    19,289        21,254

Property, Plant and Equipment (Note 3)                 42,121        38,508
  Less accumulated depreciation and amortization       16,158        13,483
                                                    ---------     ---------
               Net Property, Plant and Equipment       25,963        25,025

Other:
  Cash restricted for capital expenditures (Note 3)      --           2,932
  Goodwill, net of accumulated amortization of
     $571 and $469                                      3,935           679
  Miscellaneous                                           114           140
                                                    ---------     ---------
                    Total Other Assets                  4,049         3,751
                                                    ---------     ---------
                                                    $  49,301     $  50,030
                                                    =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $   4,492     $   5,182
  Accrued compensation                                    739         1,167
  Deferred mold revenue                                 1,192           503
  Other accrued expenses (Note 6)                         825           888
  Current maturities of long-term debt                  1,355         1,346
                                                    ---------     ---------
                    Total Current Liabilities           8,603         9,086

Long-Term Debt, less current maturities                 7,082         6,603
Deferred Income Taxes                                   2,360         2,360
                                                    ---------     ---------
                    Total Liabilities                  18,045        18,049

Shareholders' Equity:
     Preferred stock, no par value, 1,000,000
       shares authorized, none issued                    --            --
     Common stock, no par value, 10,200,000
       shares authorized, 3,745,785 and
       3,741,951 shares issued and outstanding         14,462        14,444
     Retained earnings                                 16,794        17,537
                                                    ---------     ---------
                    Total Shareholders' Equity         31,256        31,981
                                                    ---------     ---------
                                                    $  49,301     $  50,030
                                                    =========     =========
See accompanying notes to financial statements.

                               TRIPLE S PLASTICS, INC.
                           CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (in thousands, except per share amounts)
                                  Three Months Ended        Nine Months Ended
                                     December 31               December 31
                                    1998       1997          1998       1997
                                  --------   --------      --------   --------
Net Sales                         $ 16,329   $ 15,000      $ 48,368   $ 48,516
Cost of Sales                       13,850     12,436        40,033     40,296
                                  --------   --------      --------   --------
Gross Profit                         2,479      2,564         8,335      8,220
Selling, General &
   Administrative Expenses           2,675      2,134         7,689      6,537
Unusual Item (Note 6)                1,440        --          1,440        --
                                  --------   --------      --------   --------
       Total Operating  Expenses     4,115      2,134         9,129      6,537
                                  --------   --------      --------   --------
          Operating Income (Loss)   (1,636)       430          (794)     1,683

Interest Expense (Income):
   Interest expense                    157        153           479        469
   Interest income                     (58)       (75)         (212)      (201)
                                  --------   --------      --------   --------
             Net Interest Expense       99         78           267        268
                                  --------   --------      --------   --------
Income (Loss) Before Income Taxes   (1,735)       352        (1,061)     1,415

Income Taxes (Credit)                 (555)       125          (318)       495
                                  --------   --------      --------   --------
                Net Income (Loss) $ (1,180)  $    227      $   (743)  $    920
                                  ========   ========      ========   ========

Basic and Diluted Earnings
    per Share                     $  (0.32)  $    .06      $  (0.20)  $    .25
                                  ========   ========      ========   ========

Shares Used in Computing
  Earnings per Share:
          Basic                      3,746      3,741         3,744      3,739
          Diluted                    3,746      3,748         3,747      3,751

                                 TRIPLE S PLASTICS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited, in thousands)
                                                      Nine Months Ended
                                                         December 31
                                                       1998       1997
                                                     --------   --------
Operating Activities:
  Net income (loss)                                  $  (743)   $    920
  Adjustments to reconcile net income (loss)
  to cash provided by operating activities:
    Depreciation and amortization                      2,843       2,411
    Unusual item                                       1,440         --
    Changes in assets and liabilities:
      Accounts receivable                              4,052         116
      Inventories                                     (1,618)        640
      Accounts payable and accruals                   (2,023)       (612)
      Other                                              168          64
                                                     -------    --------
CASH PROVIDED BY OPERATING ACTIVITIES                  4,119       3,539

INVESTING ACTIVITIES:
  Capital expenditures                                (3,293)     (2,964)
  Decrease in restricted cash                          2,932          30
  Business acquisition, net (Note 5)                    (909)        --
                                                     -------    --------
CASH USED IN INVESTING ACTIVITIES                     (1,270)     (2,934)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock,
    net of fees                                           18          23
  Principal payments on long-term debt                (2,242)     (1,030)
                                                     -------    --------
CASH USED IN FINANCING ACTIVITIES                     (2,224)     (1,007)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   $   625    $   (402)
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

3.  Inventories
                                                        ($000s)
Inventories are summarized as follows:          December 31    March 31
                                                   1998          1998
                                               --------------------------
        Raw materials and packaging              $  2,552      $  2,039
        Finished goods and work-in-process          2,561         1,595
                                               -----------    -----------
        Total Inventories                        $  5,113      $  3,634
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

    Subsequent to its year-end, the Company recognized that results of operations for the third quarter of its fiscal year required restatement. Accordingly, the Company recorded adjustments in the third quarter related to the timing of the recognition of revenue, the timing of the recognition of certain expenses and accrued liabilities, and the valuation of inventories.
The effect of these adjustments was an increase in the net loss for the quarter of $142, or $.04 per basic and fully diluted share.

    The following table sets forth, for the three months and nine months ended December 31, 1998 and 1997, certain items from the Company's Condensed Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.

                           Three months ended   Nine months ended     % Change
                               December 31         December 31       3rd    Nine
                             1998       1997     1998      1997     Qtr    Mos.
                            ------     ------   ------    ------   -----  ------
Net Sales                   100.0%     100.0%   100.0%    100.0%    8.9%  (0.3)%
Cost of Sales                84.8       82.9     82.8      83.1    11.4   (0.7)
                            ------     ------   ------    ------
Gross Profit                 15.2       17.1     17.2      16.9    (3.3)   1.4
Selling, Gen. & Admin. Exp.  16.4       14.2     15.9      13.5    25.4   17.6
Unusual Item                  8.8        --       3.0       --      --     --
                            ------     ------   ------    ------
Operating Expenses           25.2       14.2     18.9      13.5    92.8   39.7
Operating Income            (10.0)       2.9     (1.6)      3.4     --     --
Interest Expense, net         0.6        0.6      0.6       0.5    26.9   (0.4)
                            ------     ------   ------    ------
Income Before Income Taxes  (10.6)       2.3     (2.2)      2.9     --     --
Income Taxes                 (3.4)       0.8     (0.7)      1.0     --     --
                            ------     ------   ------    ------
Net Income                   (7.2)%      1.5%    (1.5)%     1.9%    --     --
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

Cost of Sales

    Cost of sales as a percentage of sales increased to 84.8% in the third quarter of fiscal 1999 compared to 82.9% for the third quarter last year. The higher cost of sales percentage in fiscal 1999 is principally attributed to a higher material cost on a large Telecommunications market program compared to the program running last year, which has expired. However, for the first nine months of fiscal 1999, the cost of sales percentage decreased to 82.8% compared to 83.1% for the comparable period last year. The lower cost of sales percentage in fiscal 1999 is principally attributed to molded part manufacturing cost reductions as a result of manufacturing efficiency improvement initiatives at the Company.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 25.4% in the third quarter of fiscal 1999 compared to the third quarter of the prior year. For the first nine months of fiscal 1999, these expenses increased 17.6% and represented 15.9% and 13.5% of sales for fiscal 1999 and 1998, respectively, This increase was principally due to increased compensation relating to the Company's increased investment in its sales force, increased professional fees, and the addition of Dynacept Corporation expenses in the current fiscal year.

Income Taxes

    The Company's effective income tax rate is (30.0)% for the first nine months of fiscal 1999 due to losses incurred.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds.
    In the first nine months of fiscal 1999, the Company generated $4.1 million of cash from operations. Cash from operations was used to acquire capital equipment of $1.8 million for the Company's Texas facility using proceeds from an Industrial Revenue Bond which has now expired. In addition, $1.5 million of capital equipment was purchased for the Company's other facilities. Cash from operations was also used to acquire the assets of Dynacept Company and to pay debt.
    Accounts receivable decreased by $5.2 million at December 31, 1998 compared to the prior fiscal year end, and represents 47 days sales outstanding compared to 61 days at the end of the prior fiscal year, a decrease of 14 days. However, the $1.1 million increase in the related allowance for doubtful accounts caused 6 days of this decrease. The balance of the improvement in days sales outstanding reflects the Company's improved collection efforts. Inventories increased by $1.5 million at December 31, 1998 compared to the prior fiscal year end, and represented 36 days in inventory compared to 26 days at the end of the prior fiscal year. Approximately half of this increase relates to having more tool manufacturing projects in process at December 31, 1998 compared to the prior fiscal year-end.
    The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on this fiscal year. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

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

                                   TRIPLE S PLASTICS, INC.
                                   (Registrant)


Date: May 25, 1999                 _DANIEL B. CANAVAN___________________
                                   Daniel B. Canavan
                                   Acting Chief Financial Officer

Date: May 25, 1999                 _CATHERINE A. TAYLOR_________________
                                   Catherine A. Taylor
                                   Corporate Controller (Chief Accounting
                                   Officer)