Form 10-K
period 1999-03-31
TRIPLE S PLASTICS INC
filed 1999-06-09
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR FISCAL YEAR ENDED MARCH 31, 1999.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes: ___X___         No: ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1999, there were 3,751,249 shares of the registrant's common stock, no par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $11,191,877 computed on the closing price on that date.

Portions of the Company's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into Part III.


                          Exhibit Index located at page 30

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

   Triple S completed two construction projects in fiscal 1995 for the purpose of expanding its injection molding capacity. A new 64,000 square foot facility was constructed in a modern industrial park in Battle Creek, Michigan. In addition, the Company completed a 52,000 square foot expansion of its Tucson, Arizona facility. In October 1995, the Company began operations in a 64,000 square foot leased injection molding facility in Georgetown, Texas. (See Item 2, Properties)

   In fiscal 1998, the Company consolidated the operations of its Victor Plastics plant into its Vicksburg facility and its Battle Creek facility. The Victor Plastics facility is currently being leased to a third party. In fiscal 1998, the Company also consolidated its A-Tech Mold manufacturing operation into its Satellite Mold facility in Vicksburg, Michigan, and renamed the operation Triple S Plastics, Inc. Tooling and Technology Centre. (See Item 2, Properties)

   In fiscal 1999, the Company purchased the assets of Dynacept Company, Inc. Dynacept is a preeminent rapid prototyping and model making organization that produces concept models, appearance models, engineering prototypes and pre-production samples using a wide range of techniques including stereolithography, conventional modeling techniques and RTV rubber molding, along with advanced painting and decorating processes. The 11,000 square foot facility is located in Westchester County, New York. (See Item 2, Properties)

   (b)    Financial Information About Segments

    The Company's operations are in one segment--the manufacture of thermoplastic components, most of which are complex, highly engineered components primarily for sale to original equipment manufacturers. The Company has no significant export sales. Product and major customer information is disclosed in Item 1(c).

    (c)    Narrative Description of Business

    GENERAL

    Triple S manufactures complex, highly engineered thermoplastic components and the molds to produce those components primarily for the telecommunications, medical/pharmaceutical, information technologies, consumer products and automotive markets. During the most recent fiscal year, the Company manufactured over 2,000 different components for more than 250 customers in these markets. The Company considers rapid prototyping, model making, mold building and molded component manufacturing to be integral parts of its business. The Company manufactures only custom components based on customer specifications and, therefore, is generally the exclusive source of supply for the product being sold to the customer, although customers generally use more than one molder.

    The Company's product development and production operations include rapid prototyping, model making, design assistance, component engineering, mold design, prototype and production mold construction, process engineering and high quality component production. In addition, the Company provides value added post-molding assembly and finishing operations, including ultrasonic welding, heat staking, solvent bonding, decorative services, machining and press-side packaging. Mold delivery lead time and component quality are generally key factors in the award of contracts for complex components. The Company has made significant investments in state-of-the-art CAD/CAM systems and related design and machining equipment to accelerate its component mold design and construction process. Each injection molding machine is equipped with a computerized process controller to continuously monitor component quality and consistency. The Company believes that its integrated operations, ability for short lead-time mold delivery and product quality provide competitive advantages in the markets in which it operates.

    Certain developments in markets served by the Company have created growth opportunities for suppliers of plastic components. Efforts to reduce weight, enhance design flexibility and reduce costs have resulted in the substitution of plastic for wood, glass, paper, metal and other materials in numerous applications. In addition, Original Equipment Manufacturers
    (OEMs) are continuing to outsource not only the manufacture but also the design, engineering and assembly of plastic components to qualified suppliers. OEMs are consolidating their purchases with larger, integrated components suppliers that possess full-service capabilities for all functions from mold design through post-molding assembly and finishing operations. The Company believes that its technical expertise with respect to plastic resins and injection molding technology, and its capacity for full service, high-quality response to the needs of customers will enable the Company to grow as a result of these market dynamics.

    MARKETS AND PRODUCTS

    The Company produces components for customers that operate principally in five markets: telecommunications, medical/pharmaceutical, information technologies, consumer products and automotive.

    The following table summarizes each of the Company's markets as a percentage of total sales:

                                                       % of Sales
         Market                                1999       1998       1997
       --------------------------------       ------     ------     ------
       Telecommunications                       37%        15%        11%
       Medical/Pharmaceutical                   13%        14%        11%
       Information Technologies                 11%        15%        24%
       Consumer Products                        25%        38%        32%
       Automotive                               11%        15%        18%
       Other                                     3%         3%         4%

    TELECOMMUNICATIONS MARKET. Customers in this market manufacture products such as cellular phones, pagers and related accessories. Customers in this market require high levels of CAD assisted design engineering, thin-wall molding, in-mold decorating and assembly. Because of the Company's expertise in these areas and the strong growth demonstrated by OEMs in this market, telecommunications is a target market for growth for the Company. Sales to one customer in this market, Nokia Mobile Phones, accounted for 34%, 12% and 4% of total sales for fiscal 1999, 1998 and 1997, respectively.

    MEDICAL/PHARMACEUTICAL MARKET. Customers in the medical/pharmaceutical market are comprised primarily of manufacturers of durable medical equipment for use in non-sterile, non-invasive applications. Products sold to customers in this market include components for hospital stretchers and beds, disposable wound irrigation instruments, intravenous hose connectors, urological appliances and glucose test kits. The Company has targeted this market for expansion because customers tend to require product engineering services for high volume components with close tolerances and post-molding assembly and finishing services.

    INFORMATION TECHNOLOGIES. Customers in the information technologies market are primarily manufacturers of computers, printers, copy machines, laser scanners and bar code readers. The products supplied by the Company to these customers include components for personal computers and peripheral equipment, and laser and bar code scanners. The decrease in sales noted above represents the completion of several customer projects during 1998 and the relocation of new projects overseas. Shortened product life cycles in this market have driven OEMs to find and work closely with suppliers who can effectively compress lead times through concurrent engineering and accelerated mold deliveries.

    CONSUMER PRODUCTS MARKET. Customers in the consumer products market manufacture products such as home entertainment devices, garden equipment, office equipment, and photographic equipment. Products sold to customers in this market include CD player enclosures, chain saws and string trimmers, paper binding equipment, camera components, and various housings and covers. The Company expects the use of plastics in this broad market to continue to grow as new thermoplastic resins evolve, with higher strengths, better impact and heat resistance and other physical properties that will increase the substitution of plastics for other materials. Sales to one customer in this market, McCulloch Corporation, accounted for 4%, 15% and 14% of total sales for fiscal 1999, 1998 and 1997, respectively. See discussion regarding McCulloch Corporation in Item 7.

    AUTOMOTIVE MARKET. Sales in the automotive market are made mostly to first-tier suppliers to automobile manufacturers. Products sold to customers in this market include outside mirror shells, interior mechanical and seating components, headlight adjustment brackets, and components for electrical and audio systems. Automotive OEMs and first-tier suppliers are relying on fewer vendors possessing broader capabilities. First-tier suppliers have been increasing the outsourcing of the design and manufacture of plastic components and are purchasing more complex subassemblies from a shrinking base of suppliers. While this market becomes increasingly competitive, the Company believes it has the capabilities to serve many customers in this market. The Company's Battle Creek, Michigan facility was constructed in fiscal 1995 to more effectively serve the Company's automotive customers.

    SALES AND MARKETING

    The Company currently markets its services on a national basis through its direct sales force of six people and six independent manufacturers' representative organizations.

    OPERATIONS

    Triple S Plastics, Inc. is a full-service custom injection molder, providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly and finishing operations to a diverse base of customers.

    At its subsidiary, Dynacept Corporation, located in Westchester County,
    New York, the Company produces concept models, appearance models, engineering prototypes and pre-production samples using a wide range of techniques including stereolithography, conventional modeling techniques and RTV rubber molding, along with advanced painting and decorating processes.

    The Company designs, engineers and constructs molds used to produce thermoplastic components at its Tooling and Technology Centre in Vicksburg, Michigan. This facility is equipped with modern design and machining equipment, including CAD/CAM systems, translators and plotters, electrical discharge machining equipment, CNC milling equipment and miscellaneous support equipment. The Company's mold production capacity is generally devoted to the production of molds to be used by the Company for the production of injection molded components for its customers. In substantially all cases, the customer owns the mold, but possession is retained by the Company for production. The Tooling and Technology Centre also conducts prototype and development projects, frequently in conjunction with resin suppliers and customers' engineers. Through the many projects undertaken at its Tooling and Technology Centre, the Company has gained experience with nearly all resins currently in use for injection molding. This expertise combined with the Company's injection molding production experience enables the Company to provide innovative solutions for its customers.

    The Company has four facilities that are full service custom injection molding plants with post-molding secondary operations. These facilities collectively house 98 horizontal injection molding machines with capacities ranging from 55 tons to 720 tons and 1 vertical machine with capacity of 40 tons. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. Three of the Company's plants have received ISO 9002 certification, an international quality standard. The Company is also pursuing certificatino of its facility in Battle Creek, Michigan.

    Value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging are offered to the Company's customers. These important services support the customers' requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

    RAW MATERIALS

    The principal raw materials used by the Company are thermoplastic resins. The Company uses over 490 different resins, nearly all of which are classified as engineering grade resins, as compared to lower priced commodity grade resins. Resins are generally purchased for the production of existing orders. The Company purchases its raw materials from several different sources, and these materials are available from several suppliers.

    PATENTS AND TRADEMARKS

    The Company does not own any patents, registered trademarks or licenses, although the Company claims certain common law trademark rights. In general, the Company relies on its technological capabilities, manufacturing quality control and know-how, rather than patents, in the conduct of its business.

    WORKING CAPITAL

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.

    BACKLOG

    At March 31, 1999, the Company's backlog was approximately $15 million, which is comparable to the previous year. Backlog generally does not exceed one quarter's manufacturing capacity and the Company's customers generally do not issue purchase orders for more than the next quarter's requirements. Management believes that all of the existing backlog will be completed during the current fiscal year.

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

    EMPLOYEES

    At March 31, 1999, the Company employed 574 full time and 2 part time employees. The Company has no employees who are represented by a labor union, and considers its relations with its employees to be good.

Item 2.  Properties

The following table sets forth information regarding the Company's rapid prototyping, model making, mold making and component production facilities:

   Location                      Size         Function
Tucson, Arizona             92,000 sq. ft.    Injection molding, post-
                                              molding operations and office
Battle Creek, Michigan      64,000 sq. ft.    Injection molding, post-molding
                                              operations and office
Georgetown, Texas           64,000 sq. ft.    Injection molding, post-molding
                                              operations and office
Vicksburg, Michigan         59,000 sq. ft.    Corporate headquarters, injection
                                              molding, post-molding operations
                                              and warehouse
Vicksburg, Michigan         32,000 sq. ft.    Mold manufacturing, Technology
                                              Centre and office
Westchester Cnty, New York  11,000 sq. ft.    Rapid prototyping, model making
                                              and office

The Company owns all of its facilities except for the Texas and New York facilities, which are leased. In addition, the Company owns a 40,000 sq. ft. facility in Vicksburg, Michigan which is leased to a third party. The Company's current facilities are considered suitable and adequate for current and near-term production needs. See discussion regarding utilization of facilities in Item 7.

Item 3.  Legal Proceedings

On March 4, 1998, Capital Vials, Inc. ("Capital Vials"), filed a lawsuit against the Company alleging that the process used by the Company to produce certain vials infringed one or more of Capital Vials' patents. Discovery in this proceeding, which is pending in the United States District Court in Arizona, is substantially complete. The Company has denied infringement on the grounds of invalidity and non-infringement and has asserted an antitrust counterclaim arising from Capital Vials' alleged fraud on the Patent Office in obtaining the patent. These actions have been consolidated and a trial has been scheduled for September 13, 1999. In addition, the parties have filed dispositive motions for the respective claims; the parties anticipate a ruling on those motions during the second quarter of the Company's fiscal year. The parties did conduct a "Markman" hearing on May 4 through 5, 1999, to determine the scope of the patent claims which Capital Vials alleges have been infringed by the Company. The Company expects a decision on this hearing in the latter portion of its first quarter. The Company has not produced or sold vials using the alleged patented process and has acquired a letter of non-infringement from a patent attorney based upon both the invalidity of Capital Vials' patent and the non-infringement by the Company. The Company continues to defend its position vigorously. At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the Company's consolidated financial condition. However, the outcome of this matter is not subject to prediction with certainty.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1999.

Additional Item:  Executive Officers of the Registrant

The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

-----------------------------------------------------------------------------
Name                      Age  Position
-----------------------------------------------------------------------------
Daniel B. Canavan          45  Chairman of the Board and Chief Executive Officer
Victor V. Valentine, Jr.   53  President
Robert D. Monk             48  Vice President of Finance, Chief Financial
                               Officer, Secretary/Treasurer
Michael E. Zaagman         41  Vice President of Operations
Phillip W. Weaver          46  Vice President of Human Resources and
                               Organizational Development

   Daniel B. Canavan has been Chairman of the Board and Chief Executive Officer of the Company for more than five years.

   Victor V. Valentine, Jr, has been President of the Company for more than five years.

   Robert D. Monk joined the Company as Vice President of Finance, CFO and and Secretary/Treasurer on April 1, 1996. For the prior 12 years, Mr. Monk was employed by Stryker Corporation, as Vice President - Finance of the Medical Division for the most recent two years, and prior to that as Treasurer and Corporate Controller. Mr. Monk's services with the Company terminated on April 30, 1999.

   Michael E. Zaagman has been Vice President of Operations since January 1997. Mr. Zaagman joined Triple S Plastics, Inc. as the Corporate Director of Materials on April 1, 1995. Previously he held various positions with the Sequest Closures Division of Aptar Corporation.

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

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the NASDAQ Stock Market under the symbol TSSS. The following table sets forth the price quotations for the Company's common stock in the over-the-counter market for the period indicated, as furnished by the National Association of Securities Dealers, Inc.

   Fiscal      Quarter        High           Low          Close
   ------      -------       ------         -----         -----
    1999         4th        5 11/16         3 1/2         3 1/2
                 3rd         5 1/2          3 1/8         4 1/2
                 2nd         6 3/4          4 1/4         4 1/2
                 1st        8 11/16         5 7/8         6 9/16

    1998         4th         6 3/4          5 3/4         6 1/4
                 3rd         7 1/2          6 1/8         6 3/16
                 2nd         9 1/4          7 1/4         7 1/2
                 1st         8 3/8          6 5/8         8

As of May 31, 1999, there were approximately 250 stockholders of record of the Company's common stock. Based on the number of sets of proxy materials mailed by the Company's transfer agent, the Company estimates there are 1,100 additional beneficial owners of the Company's common stock who hold the stock in street name. The Company currently intends to retain earnings for future capital requirements and growth. No cash dividends have been paid during the past two years and management does not anticipate paying cash dividends to holders of its common stock for the foreseeable future.

Item 6.  Selected Financial Data

                                         Fiscal Years Ended March 31
                                   (in thousands, except per share data)

                               1999      1998      1997      1996      1995
Income Statement Data:
 Net sales                   $67,772   $67,414   $64,608   $61,270   $54,051
 Gross profit                 11,125    11,830    10,464     9,271    12,245
 Operating income (loss)      (1,166)    2,782     2,447     1,995     5,372
 Interest expense, net           339       325       358       408        80
                             -------   -------   -------   -------   -------
 Income (loss) before
   income tax exp (benefit)   (1,505)    2,457     2,089     1,587     5,292
 Income tax exp (benefit)       (453)      860       760       549     1,866
                             -------   -------   -------   -------   -------
 Net income (loss)           $(1,052)  $ 1,597   $ 1,329   $ 1,038   $ 3,426
                             =======   =======   =======   =======   =======

Basic and Diluted Per Share Data:

  Net income (loss)          $  (.28)  $   .43   $   .36   $   .28   $   .92
                             =======   =======   =======   =======   =======

Weighted average shares outstanding:
  Basic                        3,745     3,740     3,734     3,727     3,724
  Diluted                      3,745     3,752     3,738     3,727     3,724


                                             March 31 (in thousands)
                              ----------------------------------------------
                               1999      1998      1997      1996      1995

Balance Sheet Data:
Working capital              $10,287   $12,168   $10,683   $ 9,561   $12,241
Total assets                 $50,809   $50,030   $48,870   $46,150   $42,339
Long-term debt, less
  current maturities         $ 6,862   $ 6,603   $ 7,251   $ 8,747   $ 5,666
Shareholders' equity         $30,953   $31,981   $30,353   $28,981   $27,902


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a full-service custom injection molder providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly and finishing operations to a diverse base of customers. Its customers are primarily in telecommunications, medical/pharmaceutical, information technologies, consumer products, and automotive markets. The Company operates in one business segment and backlog generally does not exceed one quarter's manufacturing capacity.
The Company's fiscal year is March 31 and, unless otherwise noted, references to fiscal 1999, 1998, and 1997 relate to the fiscal years ended March 31, 1999, 1998, and 1997.

RESULTS OF OPERATIONS

The Company's fiscal 1999 operating results were far below its plans and expectations. The Company incurred a net loss of $(1,052,000) or $(.28) per share, compared with net income of $1,597,000 or $.43 per share for the prior fiscal year. The principal reason for the loss was the charge incurred in the Company's third quarter relating to the provision for losses on accounts receivable and inventories for three customers, two of which filed for protection under Chapter 11 of the U.S. Bankruptcy Code near the end of that quarter as discussed below. The Company is reassessing its entire operations and intends to identify those costs and expenses that will be reduced or eliminated. While these results are disappointing, the Company has challenged the entire organization to redouble its efforts and become even more aggressive in capturing new business and reducing costs.

In the last fiscal year, the Company incurred legal expenses of approximately
$1 million in its lawsuit with Capital Vials, as discussed in Item 3
"Legal Proceedings," above. While discovery in the proceeding is substantially complete, the Company expects to continue to incur legal expenses in connection with that matter. The Company anticipates that the Court will issue a decision on the "Markman" hearing by the end of its first quarter of fiscal year 2000, and that dispositive motions by the parties will be resolved by the Court during the second quarter of fiscal year 2000. The trial has been scheduled for September 13, 1999. Continuing expenses will be charged to earnings as incurred.

Near the end of the third quarter of fiscal 1999 two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter the Company recorded a pre-tax charge of $1.4 million
($935 after tax, or $.25 per basic and diluted share) relating to a provision for losses on accounts receivable balances and inventory on hand for these customers. This pre-tax charge is shown in the Statements of Income as an unusual item. Company management is actively involved in trying to recover these amounts owed. The two customers that filed for bankruptcy protection are serviced by the Company's facility in Tucson, Arizona. Also, one of these customers accounted for approximately 4%, 15% and 14% of the Company's net sales for fiscal 1999, 1998 and 1997, respectively. Given the uncertainty as to future sales volumes to these customers, as well as other factors impacting the operations of the Company's Tucson facility, the Company is evaluating several alternatives for the Company's operational structure at that location. Based on the Company's preliminary analysis of the various alternatives, further charges relating to impairment of the facility's long-lived assets are not expected to be material to the Company's financial position or results of operations. Should the alternatives not produce the results currently anticipated, a future impairment charge may be necessary.

The table below outlines the components of the Company's Statements of Income as a percentage of net sales:

Fiscal Year ended March 31                1999          1998          1997
----------------------------------------------------------------------------
Net sales                                100.0%        100.0%        100.0%
Cost of sales                             83.6          82.5          83.8
Gross profit                              16.4          17.5          16.2
Selling & marketing expenses               5.2           3.0           2.7
General & administrative expenses         10.8          10.4           9.7
Unusual item                               2.1            --            --
Operating income (loss)                   (1.7)          4.1           3.8
Interest expense, net                       .5            .5            .6
Income (loss) before income taxes         (2.2)          3.6           3.2
Income taxes                               (.6)          1.2           1.1
Net income (loss)                         (1.6)%         2.4%          2.1%


The following table summarizes each of the Company's markets as a percentage of total sales:
                                                  % of Sales
      Market                               1999      1998       1997
      ---------------------------------------------------------------
      Telecommunications                     37%       15%        11%
      Medical/Pharmaceutical                 13%       14%        11%
      Information Technologies               11%       15%        24%
      Consumer Products                      25%       38%        32%
      Automotive                             11%       15%        18%
      Other                                   3%        3%         4%


FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal year 1999 were $67.8 million compared to net sales of $67.4 million for fiscal year 1998. The Company's sales decreased to all the markets the Company serves except telecommunications, which showed strong growth, increasing 148%. The overall increase in sales is primarily related to volume as no significant price increases occurred during fiscal 1999. The Company's Chairman assumed the sales leadership role in January 1999 and is now devoted full time to the Company's sales agents and marketing strategy. This strategy is focused on customers in the telecommunications, medical and information technologies markets. The Company has placed salespeople in strategic geographic areas and each salesperson has defined target customers with a secondary list of lower priority accounts.

Cost of sales represented 83.6% of net sales in fiscal 1999 compared to 82.5% in 1998. The higher cost of sales percentage in 1999 is primarily attributed to competitive pricing on new projects, underutilized production capacity at the Tucson facility, and increased depreciation expense as a result of investment in new technology.

Selling and marketing expenses increased $1.5 million compared to the prior year and represent 5.2% of net sales compared to 3.0% in the prior year. The increase principally relates to increased commissions as a result of the shift in sales from non-commissioned accounts to commissioned accounts. Compensation also increased due to the build up of the direct sales force. The return on our investment in the additional salespeople has developed slower than expected.

General and administrative expenses increased 3.9% to $7.3 million and increased as a percentage of net sales to 10.8% in 1999 compared to 10.4% in 1998. The increase is primarily due to increased legal fees as a result of the litigation described in Item 3 and the notes to the consolidated financial statements.
This increase was somewhat offset by a decrease in compensation.

The Company's effective tax rate is (30.0%) due to the net operating loss incurred in fiscal 1999 less non-deductible expenses compared to 35.0% in the prior year.

FISCAL 1998 COMPARED TO FISCAL 1997

Net sales for fiscal year 1998 were $67.4 million, an increase of $2.8 million, or 4.3%, over net sales of $64.6 million for fiscal year 1997. The overall increase in sales was primarily related to volume as no significant price increases occurred during fiscal 1998. Sales to customers in the telecommunications market showed strong growth increasing $3.4 million, or 49%, in fiscal 1998 and represented 15% of net sales comparted to 11% in 1997. Sales to customers in the consumer products market increased 22% and represented 38% of net sales in fiscal 1998 compared to 32% in 1997. One major customer in this market notified the Company that they intended to transition their plastic component production to Mexico. Sales to customers in the medical market represented 14% of sales in fiscal 1998 compared to 11% in 1997 and remained strong, reflecting growth of 24% in fiscal 1998. These increases were somewhat offset by decreases of 35% and 14% to customers in the information technologies and automotive markets, respectively. These decreases represented the completion of several customer projects during 1997 which were not replaced with new projects. The decrease in the automotive market was also impacted by one customer who moved their tools into their own molding facility. However, shortly thereafter the work was returned to the Company.

Cost of sales represented 82.5% of sales in fiscal 1998 compared to 83.8% in 1997. The lower cost of sales percentage in 1998 was principally attributed to mold manufacturing cost reductions in addition to the Company's continued efforts in molded part manufacturing cost reductions as a result of manufacturing efficiency improvement initiatives. These initiatives contributed to reduced labor as a percentage of sales. Also contributing to the lower cost of sales was the consolidation of the Company's Victor Plastics plant into its Vicksburg and Battle Creek facilities, as well as the consolidation of its mold manufacturing operations into its Tooling and Technology Centre. All costs incurred relating to facility consolidations were incurred during fiscal 1998. These cost reductions were offset by increased depreciation expense of $241,000 compared to the prior year as a result of increased capital expenditures.

Selling and marketing expenses increased 13.5% from $1.8 million in 1997 to $2.0 million in 1998, and increased as a percentage of net sales to 3.0% in 1998 compared to 2.7% in 1997. The increase principally related to increased compensation due to the addition of three salespeople.

General and administrative expenses increased $800,000 to $7.1 million and represented 10.4% of net sales in 1998 compared to 9.7% in 1997. The increase was primarily due to increased professional fees and taxes other than income taxes.

The Company's effective tax rate decreased slightly to 35.0% in fiscal 1998 compared to 36.4% in 1997. Net income in fiscal 1998 was $1.6 million compared to $1.3 million in 1997, an increase of 20.2%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses and capital expenditures. The Company recently announced facility expansions in Texas and New York. Capital expenditures related to these expansions are estimated to be $7.0 million. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.

Net cash provided by operating activities was $5.7 million for fiscal 1999. Working capital decreased $1.9 million in the year to $10.3 million, primarily resulting from the decrease in accounts receivable. Significant improvement was made in accounts receivable as the balance decreased $3.8 million, or 28.5%, and days sales outstanding decreased 22 days to 39 days compared to the prior year end. The decrease is generally due to the write-off of accounts receivable relating to customer bankruptcies and improved collection efforts. Excluding the $359,000 increase in the reserve that was recorded in 1999, days sales outstanding of 44 days still reflects significant improvement of 17 days compared to the prior year. Inventories increased $752,000, or 21%, compared to the prior fiscal year end, primarily due to increased inventory requirements related to the higher sales in our Texas facility. Accounts payable and accruals increased $1.7 million (including $688,000 of non-cash equipment purchases) or 22% primarily due to payables related to the increases in inventories, payables related to equipment purchases, and accruals related to legal costs and health insurance. Refundable income taxes increased to $737,000 primarily due to the utilization of the current year net operating loss available for carryback. Net capital investments totaled $4.4 million, $3.7 million, and $2.2 million in fiscal 1999, 1998 and 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards (SFAS)
No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Company operates as a single operating segment. The adoption of SFAS No. 131 had no impact on the Company's consolidated results of operations, cash flows or financial position.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS
No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. An exposure draft has been proposed by the FASB extending the effective date to all fiscal quarters for all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Statement of Position (SOP) 98-5 Reporting on the Costs of Start-Up Activities, issued by the American Institute of Certified Public Accountants, effective for fiscal years beginning after December 15, 1998, provides guidance on financial reporting of costs of start-up activities. The Company expenses all start-up costs when incurred, consistent with the SOP and, accordingly, this standard will not affect the Company's consolidated financial statements.

OTHER MATTERS

During fiscal 1999, the Company's program to address the Year 2000 date recognition problem continued to make progress toward its goal to ensure the millennium event does not have a material adverse effect on its business operations. The Company has substantially completed the process of identifying, evaluating and implementing changes to computer programs and equipment necessary to address the Year 2000 issue. This issue involves the ability of computer systems and equipment that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. These plans provide for systems to be Year 2000 compliant by the end of 1999. Costs to date consisting of internal costs, which are not incremental in nature, have not been tracked by the Company. Future costs to be incurred to complete Y2K compliance and testing procedures, primarily internal costs related to direct Company personnel, are not expected to have a material impact on the Company's results of operations or financial position.

During fiscal year 1999, the Company developed a plan to determine the Year 2000 compliance status of its key suppliers and customers. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee Year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of this issue and are working on a solution to achieve compliance before the Year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be Year 2000 compliant prior to the year 2000. If certain key suppliers or customers were not Year 2000 compliant and the Company did not have a contingency plan in place related to those key suppliers or customers because the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly and negatively impacted. However, at this time the Company is not aware, based on information received from these customers and suppliers, of any key suppliers or customers who will not be Year 2000 compliant by the year 2000.

This annual report contains statements which, to the extent they are not historical facts, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are identified by the use of forward-looking words such as "anticipates", "intends", "expects", "plans", "believes", "estimates" or similar words. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. By making forward-looking statements, the Company assumes no obligation to update them to reflect new, or unanticipated events or circumstances.


Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed with this report as pages F-1 through F-14 following the signature page:
      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Report of Independent Certified Public Accountants


                                 PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 10.  Directors and Executive Officers of the Registrant

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held July 22, 1999, and to be filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is hereby incorporated herein by reference excluding the information under the caption "Compensation Committee Report" and "Stock Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Securities Ownership of Management" contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Election of Directors".

                                      PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a) The following financial statements are filed as part of this report as pages F-1 through F-14 following the signature page:

      Consolidated Balance Sheets
      Consolidated Statements of Income
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements
      Report of Independent Certified Public Accountants

  (b) No reports on Form 8-K were filed for the three-month period ended March 31, 1999.

  (c) See Exhibit Index located on pages 29 and 30.

  (d) The following financial statement schedule is filed as part of this report as page F-16 following the signature page:

      Schedule II - Valuation and Qualifying Accounts

All other schedules required by Form 10-K Annual Report have been omitted because they were not applicable, the required information was included in the notes to the consolidated financial statements, or were otherwise not required under the instructions contained in Regulation S-X.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 8, 1999            TRIPLE S PLASTICS, INC.

                               By __ALBERT C. SCHAUER__________________
                               Albert C. Schauer, Chief Executive Officer
and
                               By __ALBERT C. SCHAUER__________________
                               Albert C. Schauer
                               (Acting Principal Financial Officer)
and
                               By __CATHERINE A. TAYLOR________________
                               Catherine A. Taylor, Corporate Controller
                               (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 8th day of June 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

Each Director of the Registrant whose signature appears below, hereby appoints Daniel B. Canavan as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.



__DANIEL B. CANAVAN______________           __VICTOR V. VALENTINE, JR._______
Daniel B. Canavan, Chairman of the Board    Victor V. Valentine, Director


__ALBERT C. SCHAUER______________           __DAVID L. STEWART_______________
Albert C. Schauer, Director                 David L. Stewart, Director

__JAMES F. HETTINGER_____________           __ROBERT D. BEDILION_____________
James F. Hettinger, Director                Robert D. Bedilion, Director

__EVAN C. HARTER_________________
Evan C. Harter, Director

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Consolidated Balance Sheets as of March 31, 1999 and 1998               F-2

Consolidated Statements of Income for the years ended
  March 31, 1999, 1998 and 1997                                         F-3

Consolidated Statements of Shareholders' Equity for the years
  ended March 31, 1999, 1998 and 1997                                   F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997                                         F-5

Notes to Consolidated Financial Statements                              F-6

Report of Independent Certified Public Accountants                      F-14

                          TRIPLE S PLASTICS, INC.
                        CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)

MARCH 31                                              1999             1998
-----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 5,594          $ 3,783
  Accounts receivable, less allowance of
    $709 and $350 for possible losses (Note 4)        9,487           13,275
  Refundable income taxes                               737              --
  Inventories (Notes 2 and 4)                         4,386            3,634
  Deferred income taxes (Note 6)                        384              360
  Other                                                 486              202
                                                    -------          -------
Total Current Assets                                 21,074           21,254
                                                    -------          -------
Property, Plant and Equipment (Notes 4 and 5):
  Machinery and equipment                            25,271           22,709
  Land and buildings                                 12,510           12,076
  Office furniture and equipment                      4,180            3,696
  Leasehold improvements                                 42               27
                                                    -------          -------
                                                     42,003           38,508
  Less accumulated depreciation and amortization     16,293           13,483
                                                    -------          -------
Net Property, Plant and Equipment                    25,710           25,025
                                                    -------          -------
Other:
  Cash restricted for capital expenditures (Note 4)     --             2,932
  Goodwill, net of accumulated amortization of
    $592 and $469 (Note 11)                           3,897              679
  Miscellaneous                                         128              140
                                                    -------          -------
Total Other Assets                                    4,025            3,751
                                                    -------          -------
                                                    $50,809          $50,030
                                                    =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $ 6,649          $ 5,182
  Accruals:
    Compensation                                        921            1,167
    Other                                             1,133              888
  Deferred mold revenue                                 750              503
  Current maturities of long-term debt (Note 4)       1,334            1,346
                                                    -------          -------
Total Current Liabilities                            10,787            9,086

Long-Term Debt, less current maturities (Note 4)      6,862            6,603

Deferred Income Taxes (Note 6)                        2,207            2,360
                                                    -------          -------
Total Liabilities                                    19,856           18,049
                                                    -------          -------
Commitments and Contingencies (Notes 5, 7, and 13)

Shareholders' Equity (Notes 4 and 9):
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued                      --               --
  Common stock, no par value, 10,200,000
    shares authorized, 3,747,268 and
    3,741,951 shares issued and outstanding          14,468           14,444
  Retained earnings                                  16,485           17,537
                                                    -------          -------
Total Shareholders' Equity                           30,953           31,981
                                                    -------          -------
                                                    $50,809          $50,030
                                                    =======          =======
See accompanying notes to consolidated financial statements.

                            TRIPLE S PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                    Years ended March 31
                                              1999         1998           1997
                                           -------------------------------------
Net Sales                                  $ 67,772     $ 67,414       $ 64,608

Cost of Sales                                56,647       55,584         54,144
                                           ---------    ---------      ---------
Gross Profit                                 11,125       11,830         10,464

Selling and Marketing Expenses                3,521        1,994          1,757

General and Administrative Expenses           7,329        7,054          6,260

Unusual Item (Note 12)                        1,441          --             --
                                           ---------    ---------      ---------
Operating Income (Loss)                      (1,166)       2,782          2,447

Interest (Income) Expense:
  Interest expense                              603          603            594
  Interest income                              (264)        (278)          (236)
                                           ---------    ---------      ---------
Net Interest Expense                            339          325            358
                                           ---------    ---------      ---------
Income(Loss) Before Income Tax Exp(Benefit)  (1,505)       2,457          2,089

Income Tax Expense (Benefit) (Note 6)          (453)         860            760
                                           ---------    ---------      ---------
Net Income (Loss)                          $ (1,052)    $  1,597       $  1,329
                                           =========    =========      =========
Basic and Diluted Earnings Per
  Share (Note 10)                          $   (.28)    $    .43       $    .36
                                           =========    =========      =========
Shares Used in Computing
  Earnings Per Share:
  Basic                                       3,745        3,740          3,734
  Diluted                                     3,745        3,752          3,738

See accompanying notes to consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                              (Dollars in thousands)

                                                                          Total
                                          Common       Retained   Shareholders'
                                           Stock       Earnings          Equity
                                        ---------------------------------------
Balance, March 31, 1996                 $  14,370      $  14,611     $  28,981
Issuance of 8,102 shares of
      common stock                             43            --             43
Net income for the year                       --           1,329         1,329
                                        ---------------------------------------
Balance, March 31, 1997                    14,413         15,940        30,353
Issuance of 5,010 shares of
      common stock                             31            --             31
Net income for the year                       --           1,597         1,597
                                        ---------------------------------------
Balance, March 31, 1998                    14,444         17,537        31,981
Issuance of 5,251 shares of
      common stock                             24            --             24
Net loss for the year                         --          (1,052)       (1,052)
                                        ---------------------------------------
Balance, March 31, 1999                 $  14,468      $  16,485     $  30,953
                                        =======================================

See accompanying notes to consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in thousands)


                                              Years ended March 31
                                       1999          1998           1997
                                     -------------------------------------
Operating Activities
  Net income (loss)                 $ (1,052)    $   1,597       $  1,329
  Adjustments to reconcile net
    income (loss) to cash provided
    by operating activities:
     Depreciation                      3,684         3,203          2,934
     Amortization                        169            74             75
     Provision for losses on
       accounts receivable                30            95             30
     Deferred income taxes               177           135            190
     Loss (gain) on sale of
       equipment                         (12)           14             54
     Unusual item (Note 12)            1,441           --             --
     Changes in assets and
       liabilities, net of amounts
       acquired from business
       acquisition:
       Receivables:
         Trade                         2,528        (2,223)        (1,540)
         Refundable income taxes      (1,284)          --             329
       Inventories                      (890)        1,199           (115)
       Other current assets             (333)          127            (87)
       Accounts payable and accruals     931           919          2,323
       Income taxes payable              --             35            158
       Deferred mold revenue             277          (119)          (244)
                                     --------------------------------------
Cash Provided by Operating Activities  5,666         5,056          5,436

Investing Activities
  Purchases of property, plant and
    equipment, net of disposals       (3,419)       (3,655)        (2,229)
  Decrease in restricted cash          2,932           855             40
  Business acquisition (Notes 8
    and 11)                             (909)          --             --
  Other investing activities             --             66             53
                                     --------------------------------------
Cash Used in Investing Activities     (1,396)       (2,734)        (2,136)

Financing Activities
  Net payments on note payable to bank   --            --            (998)
  Proceeds from issuance of common
    stock, net of fees paid               24            31             43
  Principal payments on long-term
    debt                              (2,483)       (1,251)        (1,046)
                                     ---------------------------------------
Cash Used in Financing Activities     (2,459)       (1,220)        (2,001)
                                     ---------------------------------------
Increase in Cash and Cash
  Equivalents                          1,811         1,102          1,299
Cash and Cash Equivalents,
  beginning of year                    3,783         2,681          1,382
                                     ---------------------------------------
Cash and Cash Equivalents, end of
  year                               $ 5,594       $ 3,783        $ 2,681
                                     =======================================

See accompanying notes to consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business
    The Company operates in a single operating segment and is a fully integrated manufacturer of complex, highly engineered thermoplastic components for customers primarily in the telecommunications, medical/pharmaceutical, information technologies, consumer products, and automotive markets.
    During the years ended March 31, 1999, 1998 and 1997, a telecommunications customer accounted for 34%, 12% and 4% of net sales, respectively, and a consumer products customer accounted for 4%, 15% and 14% of net sales, respectively.

Acquisitions and Goodwill
    The financial statements include the net assets of businesses purchased at their fair value at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over a 30 year life.

Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dynacept Corporation, Inc. (see Note 11) after elimination of all significant intercompany accounts and transactions.

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

Long-Lived Assets
    The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Stock Based Compensation
    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 allows companies to continue to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has elected to continue its APB
Opinion No. 25 accounting treatment for stock-based compensation, and has adopted the provisions of SFAS No. 123 requiring disclosure of the pro forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

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

Recent Accounting Pronouncements
    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers.
The Company operates as a single operating segment. The adoption of SFAS
No. 131 had no impact on the Company's consolidated results of operations, cash flows or financial position.
    In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. An exposure draft has been proposed by the FASB extending the effective date to all fiscal quarters for all fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.
    Statement of Position (SOP) 98-5 Reporting on the Costs of Start-Up Activities, issued by the American Institute of Certified Public Accountants, effective for fiscal years beginning after December 15, 1998, provides guidance on financial reporting of costs of start-up activities. The Company expenses all start-up costs when incurred, consistent with the SOP and, accordingly, this standard will not affect the Company's consolidated financial statements.

Reclassifications
    Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.    Inventories

    Inventories are summarized as follows (in thousands):

                                                 March 31
                                             1999        1998
                                          ----------  ----------
    Raw materials and packaging           $  2,582    $  2,039
    Finished goods and work-in-process       1,804       1,595
                                          ----------  ----------
    Total Inventories                     $  4,386    $  3,634
                                          ==========  ==========

3.    Line of Credit

    The Company has entered into a $5 million unsecured line-of-credit agreement with a bank, due on demand, with interest on the unpaid principal balance at the bank's prime rate (7.75% at March 31, 1999). There were no borrowings under this agreement at March 31, 1999 or 1998, or during the years then ended.

4.    Long-Term Debt

    Long-term debt consists of (in thousands):

                                                        March 31
                                                  1999            1998
                                                --------        --------
  Note payable to Dynacept Company (now
    known as MLM Liquidation Corp.)             $  2,730        $   --
  Michigan Strategic Fund Limited Obligation
    Revenue Bonds (1989 and 1990 series)           2,005           2,425
  Georgetown Industrial Development
    Corporation Revenue Bond                       1,766           3,580
  Mortgage notes payable to bank                   1,660           1,770
  Other                                               35             174
                                                --------        --------
  Long-term debt                                   8,196           7,949
  Current maturities of long-term debt             1,334           1,346
                                                --------        --------
  Long-term debt, less current maturities       $  6,862        $  6,603


    The note payable to Dynacept Company provides for monthly installments of interest only, at a rate of 5%, with the entire principal balance due and payable in full on March 31, 2003. The note is secured by a letter of credit with the bank which requires annual payments of .90% of the outstanding note balance.
    The Michigan Strategic Fund Limited Obligation Revenue bonds (1989 and
1990 series) provide for semi-annual interest payments with rates that vary from 6.4% to 7.65% and annual principal payments through September 2001. The bonds are collateralized by a letter of credit with the bank which requires annual interest payments of .875% of the outstanding bond balance.
    The Georgetown Industrial Development Corporation Revenue Bond provides for monthly principal payments ranging from $55,000 to $80,000 plus interest through November 2002. Interest is fixed at 6.56% through September 2000, and then becomes variable at 77% of the bank's base lending rate. Cash restricted for capital expenditures at March 31, 1998 represented the remaining proceeds from this bond issue, which was available for capital purchases made through October 1, 1998.
    The mortgage notes payable to the bank, maturing $17,607 monthly, include interest at rates ranging from 7.07% to 8.06%, and are due at varying dates through October 2012.
    The above debt is secured by accounts receivable, inventories and property and equipment. In connection with the overall bank financing agreement, the Company must comply with certain financial and non-financial restrictive covenants. The restrictive covenants include limitations on the amount of required working capital, the ratio of debt to tangible net worth and the minimum amount of tangible net worth. At March 31, 1999 and 1998, retained earnings of $6 million was restricted by terms of the long-term debt described above.
    Maturities of long-term debt for the four fiscal years succeeding 2000 are:
2001 - $1,380,000; 2002 - $1,488,000; 2003 - $543,000; and 2004 - $2,826,000.

5.    Leases and Commitments

    The Company leases certain transportation equipment and manufacturing facilities under operating leases expiring at various dates through 2004. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Minimum lease payments required under operating leases for future years are as follows: 2000 - $693,000; 2001 - $600,000;
2002 - $500,000; 2003 - $475,000; 2004 - $199,000.
    Obligations under capital leases included in long-term debt-other include $35,000 for computer equipment with an original cost of $432,000 and a net book value at March 31, 1999 of $46,000.
    Total lease expense for facilities and equipment amounted to $706,000 in 1999; $407,000 in 1998; and $423,000 in 1997.

6.    Income Taxes

    Provisions for income tax expense (benefit) consist of the following (in thousands):

                                               Years Ended March 31
                                           1999        1998        1997
                                          ------------------------------
   Current:
     Federal                              $(276)      $ 675       $ 525
     State and local                         --          50          45
                                          ------      ------      ------
                                           (276)        725         570
   Deferred                                (177)        135         190
                                          ------      ------      ------
     Total income tax expense (benefit)   $(453)      $ 860       $ 760

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
    Significant components of the Company's deferred tax assets and liabilities at fiscal year ends were as follows (in thousands):

                                                     March 31
                                                1999          1998
                                             ----------    ----------
Deferred tax assets
  Accrued compensation and benefits           $   105       $   120
  Accounts receivable reserves                    282           170
  Inventory valuation and related reserves        148           277
  Other                                            16            53
                                             ---------     ----------
                                                  551           620
                                             ---------     ----------
Deferred tax liabilities
  Accounts receivable valuation                  (167)         (222)
  Accumulated depreciation and amortization    (2,207)       (2,360)
  Other                                           --            (38)
                                             ---------     ----------
                                               (2,374)       (2,620)
                                             ---------     ----------
Net deferred tax liability                   $ (1,823)     $ (2,000)
                                             =========     ==========

    A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                Years Ended March 31
                                           1999        1998          1997
                                         ----------------------------------
Statutory federal income tax rate         (34.0%)      34.0%         34.0%
State and local income taxes, net
  of federal income tax effect               --         2.0           1.4
Other                                       4.0        (1.0)          1.0
                                         --------     -------       -------
Effective income tax rate                 (30.0%)      35.0%         36.4%
                                         ========     =======       =======

7.   Employee Benefit Plan

    The Company maintains a defined contribution plan covering substantially all employees. Under the Plan, employees' contributions are made on a tax deferred basis and are partially matched by the Company. Total expense under the Plan was $131,000, $128,000, and $140,000 for 1999, 1998 and 1997, respectively.

8.   Supplemental Disclosures of Cash Flow Information

(in thousands)                                    Years Ended March 31
                                              1999        1998        1997
                                             -----------------------------
Operating Activities:
Interest paid, net of amount capitalized     $  614      $  604      $  599
Interest received                            $  264      $  278      $  236
Income taxes paid                            $  654      $  689      $  310
Income tax refund received                      --          --       $  229

Non-cash Investing and Financing Activities:
Capital expenditures financed by capital
   lease obligation                             --          --       $  418
Capital expenditures included in accounts
   payable                                   $  688         --          --
Issuance of note payable related
   to acquisition                            $2,730         --          --

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

                                                                   Weighted
                                                 Option Price       Average
                                       Shares      Per Share   Price per Share
                                     ------------------------------------------
Options outstanding at March 31, 1996  50,000   $12.00 - $12.50      $12.48
Granted                                66,200    $5.00 -  $6.75       $5.99
Canceled                              (20,000)   $6.13 - $12.50       $9.90
                                     ---------
Options outstanding at March 31, 1997  96,200    $5.00 - $12.50       $8.55
Granted                               261,000    $6.25 -  $8.50       $6.98
Canceled                              (17,000)   $6.13 - $12.50      $10.25
                                     ---------
Options outstanding at March 31, 1998 340,200    $5.00 - $12.50       $7.26
Granted                                49,000    $4.63 -  $6.56       $6.28
Canceled                              (35,000)   $6.25 - $12.50       $6.80
                                     ---------
Options outstanding at March 31, 1999 354,200    $4.63 - $12.50       $7.17

    There were 395,800 and 409,800 shares available for future grant under the plans at March 31, 1999 and 1998, respectively. The following table summarizes significant ranges of outstanding and exercisable options at March 31, 1999:

                           Options Outstanding            Options Exercisable
                       -----------------------------   -------------------------
                                  Weighted
                                  Average   Weighted                    Weighted
                                 Remaining  Average                     Average
  Ranges of                       Life in   Exercise                    Exercise
Exercise Prices        Shares      Years     Price       Shares          Price
----------------------------------------------------   -------------------------
$4.01 to $5.00          7,000        .8      $4.63         --              --
$5.01 to $6.00         10,000       7.3      $5.08       10,000          $5.08
$6.01 to $7.00        179,200       7.4      $6.30       42,200          $6.15
$7.01 to $8.00         93,000       8.1      $7.25       46,500          $7.25
$8.01 to $9.00         40,000       1.8      $8.50       13,332          $8.50
over $9.00             25,000       5.0     $12.50       25,000         $12.50

    For all plans, options of 137,032, 58,450, and 34,000 shares were exercisable at March 31, 1999, 1998, and 1997 with a weighted average exercise price of $7.83, $8.91, and $10.51, respectively.
    The weighted average fair value per share of employee stock based compensation issued during fiscal 1999, 1998 and 1997 was $3.24, $3.90 and $4.23 respectively. The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:

                                    1999          1998          1997
                                ------------  ------------  ------------
   Expected life (in years)          6.9           10            10
   Interest rate                    5.59%         6.12%         6.65%
   Volatility                       37.9%         34.0%         50.9%
   Dividend yield                    --             --            --

    Employee stock based compensation costs would have reduced pre-tax income by $292,000, $277,000, and $145,000 in 1999, 1998 and 1997, respectively, if the fair values of such compensation in that year had been recognized as compensation expense on a straight-line basis over the vesting period of the grant.
    Net earnings and net earnings per share would not be materially different if the Company accounted for its outside director stock options under the fair value method as provided for under SFAS No. 123, Accounting for Stock-Based Compensation.
    As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recognized for the Company's option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per share would approximate the following pro forma amounts (in thousands except per share amounts):

                                       Years Ended March 31
                                   1999        1998        1997
                                 --------------------------------
Net Earnings (Loss):
   As reported                   $(1,052)    $ 1,597      $1,329
   Pro forma                     $(1,242)    $ 1,417      $1,237
Basic Earnings per Share:
   As reported                   $  (.28)    $   .43      $  .36
   Pro forma                     $  (.33)    $   .38      $  .33
Diluted Earnings per Share:
   As reported                   $  (.28)    $   .43      $  .36
   Pro forma                     $  (.33)    $   .38      $  .33

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

10. Earnings Per Share

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                           Years Ended March 31
                                       1999       1998         1997
                                     --------------------------------
Net income (loss)                    $(1,052)   $ 1,597      $ 1,329
Weighted average shares outstanding
  for basic earnings per share         3,745      3,740        3,734
Effect of dilutive stock options         --          12            4
Adjusted weighted average shares
   outstanding for diluted earnings
   per share                           3,745      3,752        3,738
Basic and diluted earnings per share $  (.28)   $   .43      $   .36

    Options to purchase 386,200, 345,200 and 112,200 shares of common stock in fiscal years 1999, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the stock. Diluted earnings per share for the year ended March 31, 1999 is based only on the weighted average number of common shares outstanding as the inclusion of 3,000 common share equivalents would have been anti-dilutive.

11. Acquisition of Dynacept Company, Inc.

    On June 1, 1998, Triple S Plastics, Inc. purchased, for cash of $909,000 and long-term debt of $2.7 million the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method. The results of Dynacept have been included in the Company's consolidated financial statements from June 1, 1998. Goodwill, amounting to $3.3 million, is being amortized on a straight line basis over 30 years.

12. Unusual Item

    Near the end of the third quarter, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter of fiscal 1999 the Company recorded a pre-tax charge of $1.4 million ($935,000 after tax, or $.25 per basic and diluted share) relating to a provision for losses on accounts receivable and inventories on hand for these customers. This pre-tax charge is shown in the Statements of Income as an unusual item. The two customers that filed for bankruptcy protection are serviced by the Company's facility in Tucson, Arizona. Given the uncertainty as to future sales volumes to these customers, as well as other factors impacting the operations of the Company's Tucson facility, the Company is evaluating several alternatives for the Company's operational structure at that location. Based on the Company's preliminary analysis of the various alternatives, further charges relating to impairment of the facility's long-lived assets are not expected to be material to the Company's financial position or results of operations. Should the alternatives not produce the results currently anticipated, a future impairment charge may be necessary.

13. Commitments and Contingencies

    On March 4, 1998, Capital Vials, Inc. ("Capital Vials"), filed a lawsuit against the Company alleging that the process used by the Company to produce certain vials infringed one or more of Capital Vials' patents. Discovery in this proceeding, which is pending in the United States District Court in Arizona, is substantially complete. The Company has denied infringement on the grounds of invalidity and non-infringement and has asserted an antitrust counterclaim arising from Capital Vials' alleged fraud on the Patent Office in obtaining the patent. These actions have been consolidated and a trial has been scheduled for September 13, 1999. In addition, the parties have filed dispositive motions for the respective claims; the parties anticipate a ruling on those motions during the second quarter of the Company's fiscal year. The parties did conduct a "Markman" hearing on May 4 through 5, 1999, to determine the scope of the patent claims which Capital Vials alleges have been infringed by the Company. The Company expects a decision on this hearing in the latter portion of its first quarter. The Company has not produced or sold vials using the alleged patented patented process and has acquired a letter of non-infringement from a patent attorney based upon both the invalidity of Capital Vials' patent and the non-infringement by the Company. The Company continues to defend its position vigorously. At this time, management does not expect the ultimate resolution of this matter to have a material adverse effect on the Company's consolidated financial condition. However, the outcome of this matter is not subject to prediction with certainty.

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Triple S Plastics, Inc.
Vicksburg, Michigan


    We have audited the accompanying consolidated balance sheets of Triple S Plastics, Inc. as of March 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triple S Plastics, Inc. at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.



BDO Seidman, LLP
Kalamazoo, Michigan
May 11, 1999

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                                 STATEMENT SCHEDULE



The Board of Directors
Triple S Plastics, Inc.
Vicksburg, Michigan



    The audits referred to in our report dated May 11, 1999 relating to the consolidated financial statements of Triple S Plastics, Inc. which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

    In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Kalamazoo, Michigan
May 11, 1999

                             TRIPLE S PLASTICS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              Additions
                              Balance at     charged to    Charged              Balance
                               beginning     costs and     against     Other   at end of
Description                    of period      expenses     reserves   changes    period
-----------------------------------------------------------------------------------------
Reserves and allowances
  deducted from asset
  accounts:

Allowance for
uncollectible
accounts receivable:
 Year ended March 31, 1999     $350,000     $1,071,000    $712,000       --     $709,000
 Year ended March 31, 1998     $255,000     $   95,000        --         --     $350,000
 Year ended March 31, 1997     $250,000     $   30,000    $ 25,000       --     $255,000


Reserve for inventory
obsolescence:
 Year ended March 31, 1999     $493,340           --      $383,340       --     $110,000
 Year ended March 31, 1998     $425,000     $   68,340        --         --     $493,340
 Year ended March 31, 1997     $350,000     $   75,000        --         --     $425,000




                                         F-16

                                    EXHIBIT INDEX

Exhibit No.     Description                                             Page
-----------     ---------------------------------------------------     ----
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

10(g) Lease between Dynacept Corporation, Inc., subsidiary of Triple S Plastics, Inc., and Dynacept Company, Inc., now known as MLM Liquidation Corp., regarding the manufacturing and office building for the Dynacept Corporation, Inc. facility.

21              List of Subsidiaries                                      32

23              Consent of Experts and Counsel                            33

27              Financial Data Schedule                                   34


*Indicates a compensatory arrangement

                                EXHIBIT 21




                           LIST OF SUBSIDIARIES


Dynacept Corporation, Inc., a New York Corporation

                                EXHIBIT 23


            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Triple S Plastics, Inc.
Vicksburg, Michigan




    We hereby consent to the incorporation by reference in the Company's Registration Statements (No. 33-83214, No. 33-83212, No. 333-20365 and
No. 333-20451) of our reports dated May 11, 1999, relating to the consolidated financial statements and schedule of Triple S Plastics, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 1999.




BDO Seidman, LLP
Kalamazoo, Michigan
May 11, 1999