Form 10-Q
period 1999-06-30
TRIPLE S PLASTICS INC
filed 1999-08-16
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

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

                                  Yes   X    No _____

     The registrant had 3,751,249 shares of common stock outstanding as of June 30, 1999.

                                TRIPLE S PLASTICS, INC.

                                        INDEX

                                                                  Page No.

Part I.    Financial Information

           Item 1. Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets -              3
                   June 30, 1999 and March 31, 1999

                   Condensed Consolidated Statements of Income -        4
                   Three Months Ended June 30, 1999 and 1998

                   Condensed Consolidated Statements of Cash Flows -    5
                   Three Months Ended June 30, 1999 and 1998

                   Notes to Condensed Consolidated Financial            6
                   Statements

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        8

           Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk (not applicable)



Part II.   Other Information

          Item 6.     Exhibits and Reports on Form 8-K                11

                              TRIPLE S PLASTICS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                 (Unaudited)
                                                   June 30       March 31
                                                    1999           1999
                                                 -----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $    4,556    $     5,594
  Accounts receivable, less allowance of
    $650 and $709 for possible losses                10,099          9,487
  Inventories (Note 4)                                4,996          4,386
  Deferred income taxes                                 384            384
  Other                                               1,676          1,223
                                                 -----------   ------------
                    Total Current Assets             21,711         21,074

Property, Plant and Equipment                        37,555         42,003
  Less accumulated depreciation and amortization     16,232         16,293
                                                 -----------   ------------
       Net Property, Plant and Equipment             21,323         25,710

Other:
  Assets held for sale (Note 2)                       3,549            --
  Goodwill, net of accumulated amortization of
    $630 and $592                                     3,859          3,897
  Miscellaneous                                          95            128
                                                 -----------   ------------
                      Total Other Assets              7,503          4,025
                                                 -----------   ------------
                                                 $   50,537    $    50,809
                                                 ===========   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $    6,201    $     6,649
  Accrued compensation                                  901            921
  Deferred mold revenue                                 971            750
  Other accrued expenses (Note 6)                     2,057          1,133
  Current maturities of long-term debt                1,312          1,334
                                                 -----------    -----------
                Total Current Liabilities            11,442         10,787

Long-Term Debt, less current maturities               6,544          6,862
Deferred Income Taxes                                 2,207          2,207
                                                 -----------    -----------
                        Total Liabilities            20,193         19,856

Shareholders' Equity:
   Preferred stock, no par value, 1,000,000
    shares authorized, none issued                      --             --
   Common stock, no par value, 10,200,000
    shares authorized, 3,751,249 and
    3,747,268 shares issued and outstanding          14,480         14,468
   Retained earnings                                 15,864         16,485
                                                 -----------    -----------
               Total Shareholders' Equity            30,344         30,953
                                                 -----------    -----------
                                                 $   50,537     $   50,809
                                                 ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                              TRIPLE S PLASTICS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                   Three Months Ended
                                                         June 30
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
Net Sales                                      $    19,246   $    15,641
Cost of Sales                                       15,706        12,713
                                               ------------  ------------
Gross Profit                                         3,540         2,928

Selling and marketing expenses                         982           713
General and administrative expenses                  2,157         1,588
Plant closing costs (Note 6)                         1,312           --
                                               ------------  ------------
                 Total Operating Expenses            4,451         2,301
                                               ------------  ------------
                  Operating Income (Loss)             (911)          627

Interest Expense (Income):
  Interest expense                                     135           149
  Interest income                                      (70)          (77)
                                               ------------  ------------
                     Net Interest Expense               65            72
                                               ------------  ------------
        Income (Loss) Before Income Taxes             (976)          555

Income Tax Expense (Benefit)                          (355)          195
                                               ------------  ------------
                        Net Income (Loss)      $      (621)  $       360
                                               ============  ============


Earnings (Loss) per Share of Common Stock      $      (.17)  $       .10
                                               ============  ============

Shares Used in Computing Earnings per Share:
   Basic                                             3,751         3,743
   Diluted                                           3,751         3,759

See accompanying notes to condensed consolidated financial statements.

                           TRIPLE S PLASTICS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)


                                                   Three Months Ended
                                                        June 30
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
OPERATING ACTIVITIES:
  Net income (loss)                            $      (621)  $       360
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization                      992           901
    Plant closing costs                              1,312           --
    Changes in assets and liabilities:
      Accounts receivable                             (612)        2,543
      Inventories                                     (610)         (308)
      Accounts payable and accruals                   (514)         (804)
                                               ------------  ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (53)        2,692

INVESTING ACTIVITIES:
  Capital expenditures                                (657)       (1,203)
  Decrease in restricted cash                          --              1
  Business acquisition, net (Note 5)                   --           (909)
                                               ------------  ------------
CASH USED IN INVESTING ACTIVITIES                     (657)       (2,111)

FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock, net of fees                                  12             5
  Principal payments on long-term debt                (340)         (321)
                                               ------------  ------------
CASH USED IN FINANCING ACTIVITIES                     (328)         (316)

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                               $    (1,038)  $       265
                                               ============  ===========

See accompanying notes to condensed consolidated financial statements.

                          TRIPLE S PLASTICS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited, Dollars in thousands)

1.   Presentation of Interim Information

     In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.   Assets for Sale

     As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company's Tucson, Arizona facility is closing and along with the former Victor Plastics facility, is being held for sale. These facilities were written down to their estimated fair market value and depreciation of the facilities will be terminated at the time of closure.

3.   Business

     During the three months ended June 30, 1999 and 1998, a telecommunications customer accounted for 50% and 21% of net sales, respectively.

4.   Inventories

Inventories are summarized as follows:

                                                     June 30      March 31
                                                       1999         1999
                                                   -----------  ------------
          Raw materials and packaging              $    2,848   $     2,582
          Finished goods and work-in-process            2,148         1,804
                                                   -----------  ------------
          Total Inventories                        $    4,996   $     4,386

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


6.    Plant Closing Costs

      On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ending June 30, 1999, reflects the cost of closing the Tucson facility and disposition of the former Victor Plastics facility.
The estimated loss on closing included the writedown of property, plant and equipment to market value based on an independent appraisal and closedown expenses. The pre-tax effect of this charge is shown in the Condensed Consolidated Statements of Income as plant closing costs. The expenses for these actions are expected to be complete by the end of the current fiscal year.

7.    Commitments and Contingencies

      On March 4, 1998 Capitol Vial, Inc. filed a lawsuit against the Company alleging that the process used by the Company to produce certain vials infringed one or more of Capitol Vial's patents. The Company denied infringement on the grounds of invalidity and non-infringement and asserted an antitrust counterclaim arising from Capitol Vial's alleged fraud on the Patent Office in obtaining the patent.
      On July 9, 1999 the Company reached an agreement with Capitol Vial, Inc. that will resolve Capitol Vial's claims of patent infringement against the Company with no settlement expense to Triple S Plastics, Inc.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                              (Dollars in thousands)

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

Results of Operations

     On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The impact of these actions are discussed in Note 6 to the Condensed Consolidated Financial Statements.

     The following table sets forth, for the three months ended June 30, 1999 and 1998, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales, as well as the percentage change in those items.



                                        Three months ended
                                             June 30
                                      ----------------------
                                         1999        1998      % Change
                                      ----------  ----------  ----------
     Net Sales                          100.0%      100.0%       23.0%
     Cost of Sales                       81.6        81.3        23.5
                                      ----------  ----------
     Gross Profit                        18.4        18.7        20.9
     Selling & Marketing Expenses         5.1         4.6        37.7
     General & Administrative Expenses   11.2        10.1        35.8
     Unusual Item                         6.8         --          --
                                      ----------  ----------
     Operating Expenses                  23.1        14.7        93.4
     Operating Income (Loss)             (4.7)        4.0
     Interest Expense, net                0.4         0.5        (9.7)
                                      ----------  ----------
     Income (Loss) Before Income Taxes   (5.1)        3.5
     Income Tax Expense (Benefit)        (1.9)        1.2
                                      ----------  ----------
     Net Income (Loss)                   (3.2)%       2.3%
                                      ==========  ==========


Net Sales

     Net sales for the first quarter ended June 30, 1999 increased 23.0% compared to the first quarter of the prior year. The increase in net sales for the first quarter reflects continued strength in the Company's shipments to the Telecommunications market. Sales to customers in the Medical, Information Technologies, and Consumer Products markets showed a combined decrease, principally due to the loss of the McCulloch account in late December, 1998. Sales to the Automotive market were up slightly when compared to the prior year. The overall increase in sales is principally related to volume as no significant price increases occurred during the first three months of fiscal 2000. The Company's ten largest customers accounted for approximately 75% of the Company's net sales for the first three months of fiscal 2000 and 71% in fiscal 1999.

Cost of Sales

    Cost of sales as a percentage of sales increased slightly to 81.6% in the first quarter of fiscal 2000 compared to 81.3% for the first quarter last year. The higher cost of sales percentage in fiscal 2000 is primarily attributed to competitive pricing on new projects and underutilized production capacity at the Tucson facility which was somewhat offset by a decrease in labor costs, maintenance, and utilities.

Selling and Marketing Expenses

     Selling and marketing expenses increased $269 compared to the first quarter of the prior year and represented 5.1% of net sales compared to 4.6% in the prior year first quarter. The increase principally relates to increased commissions as a result of the shift in sales from non-commissioned accounts to commissioned accounts.

General and Administrative Expenses

     General and administrative expenses increased 35.8% in the first quarter of fiscal 2000 compared to the first quarter of the prior year and represented 11.2% and 10.1% of sales for fiscal 2000 and 1999, respectively. This increase was principally due to increased legal fees as a result of the litigation described in Note 7 to the condensed consolidated financial statements. Also impacting this increase is increased compensation and the addition of Dynacept Corporation expenses for a full quarter in the current fiscal year.

Income Taxes

     The Company's effective tax rate is (36.4%) due to the net operating loss incurred in the first quarter of fiscal 2000 compared to 35.1% in the prior year first quarter.

Liquidity and Capital Resources

     The Company's primary cash requirements are for operating expenses and capital expenditures. Capital expenditures related to the facility expansions in Texas and New York are estimated to be $7.0 million. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.
     Due to the net loss in the first quarter of fiscal 2000, and the increase in accounts receivable and inventories, the Company used $53 of cash from operations.
     Accounts receivable increased by $612 at June 30, 1999 compared to the prior fiscal year end, and represented 44 days sales outstanding compared to 39 days at the end of the prior fiscal year. Inventories increased by $610 at June 30, 1999 compared to the prior fiscal year end, and represented 31 days in inventory compared to 28 days at the end of the prior fiscal year. The increase is primarily due to increased inventory requirements related to the higher sales in our Texas facility in addition to having more tooling projects in process at June 30, 1999 compared to the prior fiscal year end.
     The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on this fiscal year. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Other Matters

     In the first quarter of fiscal 2000, the Company's program to address the Year 2000 date recognition problem continued to make progress toward its goal to ensure the millennium event does not have a material adverse effect on its business operations. The Company has substantially completed the process of identifying, evaluating and implementing changes to computer programs and equipment necessary to address the Year 2000 issue. This issue involves the ability of computer systems and equipment that have time-sensitive programs to properly recognize the Year 2000. The inability to do so could result in major failures or miscalculations. These plans provide for systems to be Year 2000 compliant by the end of 1999. Costs to date consisting of internal costs, which are not incremental in nature, have not been tracked by the Company. Future costs to be incurred to complete Y2K compliance and testing procedures, primarily internal costs related to direct Company personnel, are not expected to have a material impact on the Company's results of operations or financial position.
     During fiscal year 1999, the Company developed a plan to determine the Year 2000 compliance status of its key suppliers and customers. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee Year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of this issue and are working on a solution to achieve compliance before the Year 2000. The Company is also in the process of developing a contingency plan to deal with those key suppliers and customers who may not be Year 2000 compliant prior to the Year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company did not have a contingency plan in place related to those key suppliers or customers because the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly and negatively impacted. However, at this time the Company is not aware, based on information received from these customers and suppliers, of any key suppliers or customers who will not be Year 2000 compliant by the Year 2000.

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibit 27 - Financial Data Schedule

            (b) A report was filed on Form 8-K during this filing
                period.

                - Form 8-K, filed pursuant to Item 5, dated June 18, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIPLE S PLASTICS, INC.
                                   (Registrant)


Date: August 12, 1999               _ALBERT C. SCHAUER__________________________
                                    Albert C. Schauer
                                    Acting Chief Financial Officer


Date: August 12, 1999               _CATHERINE A. TAYLOR________________________
                                    Catherine A. Taylor
                                    Corporate Controller
                                    (Chief Accounting Officer)