Form 10-Q
period 1999-09-30
TRIPLE S PLASTICS INC
filed 1999-11-09
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                    FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999

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

Yes   X    No _____

     The registrant had 3,753,476 shares of common stock outstanding as of September 30, 1999.

                             TRIPLE S PLASTICS, INC.

                                      INDEX

                                                                     Page No.

Part I.          Financial Information

     Item 1.     Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -                    3
                September 30, 1999 and March 31, 1999

                Condensed Consolidated Statements of Income - Three        4
                Months and Six Months Ended September 30, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows -          5
                Six Months Ended September 30, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements       6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk (not applicable)



Part II.     Other Information

     Item 6.    Exhibits and Reports on Form 8-K                          11

                             TRIPLE S PLASTICS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (Unaudited, dollars in thousands)

                                            September 30        March 31
                                                1999              1999
                                            ------------     -------------
ASSETS
Current Assets:
  Cash and cash equivalents                  $    1,732       $     5,594
  Accounts receivable, less allowance
   of $300 and $709 for possible losses          11,235             9,487
  Inventories (Note 4)                            5,644             4,386
  Deferred income taxes                             384               384
  Other                                           1,035             1,223
                                            ------------     -------------
       Total Current Assets                      20,030            21,074

Property, Plant and Equipment                    39,001            42,003
  Less accumulated depreciation
   and amortization                              16,391            16,293
                                            ------------     -------------
       Net Property, Plant and Equipment         22,610            25,710

Other:
  Assets held for sale (Note 2)                   3,457              --
  Goodwill, net of accumulated amort-
   ization of $720 and $592                       3,769             3,897
  Miscellaneous                                      86               128
                                            ------------     -------------
       Total Other Assets                         7,312             4,025
                                            ------------     -------------
                                             $   49,952       $    50,809
                                            ============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                           $    5,059       $     6,649
  Accrued compensation                            1,104               921
  Deferred mold revenue                           1,299               750
  Other accrued expenses (Note 6)                 1,654             1,133
  Current maturities of long-term debt            1,351             1,334
                                            ------------     -------------
       Total Current Liabilities                 10,467            10,787

Long-Term Debt, less current maturities           5,953             6,862
Deferred Income Taxes                             2,207             2,207
                                            ------------     -------------
       Total Liabilities                         18,627            19,856

Shareholders' Equity:
  Preferred stock, no par value,
   1,000,000 shares authorized, none
   issued                                          --                --
  Common stock, no par value, 10,200,000
   shares authorized, 3,753,476 and
   3,747,268 shares issued and outstanding       14,488            14,468
  Retained earnings                              16,837            16,485
                                            ------------     -------------
       Total Shareholders' Equity                31,325            30,953
                                            ------------     -------------
                                             $   49,952       $    50,809
                                            ============     =============

See accompanying notes to condensed consolidated financial statements.

                            TRIPLE S PLASTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                   (In thousands, except per share amounts)

                                              Three Months Ended         Six Months Ended
                                                 September 30             September 30
                                              1999          1998        1999          1998
                                           ----------    ----------  ----------    ----------
Net Sales                                  $  23,709     $  16,398   $  42,955     $  32,039
Cost of Sales                                 19,165        13,470      34,871        26,183
                                           ----------    ----------  ----------    ----------
Gross Profit                                   4,544         2,928       8,084         5,856

Selling and marketing expenses                 1,427           858       2,409         1,571
General and administrative expenses            1,494         1,855       3,651         3,443
Plant closing costs (Note 6)                     --            --        1,312           --
                                           ----------    ----------  ----------    ----------
    Total Operating Expenses                   2,921         2,713       7,372         5,014
    Operating Income                           1,623           215         712           842

Interest Expense (Income):
  Interest expense                               131           173         266           322
  Interest income                                (41)          (77)       (111)         (154)
                                           ----------    ----------  ----------    ----------
    Net Interest Expense                          90            96         155           168
                                           ----------    ----------  ----------    ----------
    Income Before Income Taxes                 1,533           119         557           674

Income Tax Expense                               560            42         205           237
                                           ----------    ----------  ----------    ----------
    Net Income                             $     973     $      77   $     352     $     437
                                           ==========    ==========  ==========    ==========

Basic Earnings per Share of Common Stock   $     .26     $     .02   $     .09     $     .12
                                           ==========    ==========  ==========    ==========

Diluted Earnings per Share of Common Stock $     .24     $     .02   $     .09     $     .12
                                           ==========    ==========  ==========    ==========

Shares Used in Computing Earnings
     per Share:
     Basic                                     3,753         3,744       3,752         3,744
     Diluted                                   4,057         3,745       3,952         3,749

See accompanying notes to condensed consolidated financial statements.

                                 TRIPLE S PLASTICS, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, dollars in thousands)
                                                          Six Months Ended
                                                            September 30
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
OPERATING ACTIVITIES:
  Net income                                        $       352     $       437
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
    Depreciation and amortization                         1,975           1,862
    Changes in assets and liabilities:
      Accounts receivable                                (1,748)          3,432
      Inventories                                        (1,258)           (577)
      Accounts payable and accrued expenses                 424            (760)
                                                    ------------    ------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (255)          4,394

INVESTING ACTIVITIES:
  Capital expenditures                                   (2,735)         (2,651)
  Decrease in restricted cash                               --            1,084
  Business acquisition (Note 5)                             --             (909)
                                                    ------------    ------------
CASH USED IN INVESTING ACTIVITIES                        (2,735)         (2,476)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     20              12
  Principal payments on long-term debt                     (892)           (874)
                                                    ------------    ------------

CASH USED IN FINANCING ACTIVITIES                          (872)           (862)
                                                    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       $    (3,862)    $     1,056


See accompanying notes to condensed consolidated financial statements.

                               TRIPLE S PLASTICS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited, Dollars in thousands)

1.   Presentation of Interim Information

     In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.   Assets Held for Sale

     As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company's Tucson, Arizona facility is closed and along with the former Victor Plastics facility, is being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended
June 30, 1999, and depreciation of the facilities was terminated at the time of closure.

3.   Business

     During the six months ended September 30, 1999 and 1998, a Telecommuni-cations customer accounted for 56% and 28% of net sales, respectively.

4.   Inventories

Inventories are summarized as follows:
                                              September 30         March 31
                                                  1999               1999
                                             --------------     --------------
          Raw materials and packaging           $  3,411           $  2,582
          Finished goods and work-in-process       2,233              1,804
                                             --------------     --------------
          Total Inventories                     $  5,644           $  4,386
                                             ==============     ==============

5.   Acquisition of Dynacept Company, Inc.

     On June 1, 1998, Triple S Plastics, Inc. purchased, for cash and long-term debt, the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method.

6.   Plant Closing Costs

     On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and disposition of the former Victor Plastics facility. The estimated loss on closing included the writedown of property, plant and equipment to market value based on an independent appraisal, as well as closedown expenses. The pre-tax effect of this charge is shown in the Condensed Consolidated Statements of Income as plant closing costs. All expenses related to these actions are expected to be incurred by the end of the current fiscal year.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

     Certain matters discussed in this Form 10-Q constitute forward-looking statements which are necessarily subject to certain risks and uncertainties, and they may change in a material way based upon various market, industry and other important factors. From time to time, the Company identifies factors in its Form 10-K filed with the Securities and Exchange commission and its other interim reports that may influence future results, and the Company recommends that investors consult those reports. The Company cautions investors that actual results may differ materially from the forward-looking statements contained in these reports.

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

Results of Operations

     On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The impact of these actions is discussed in Note 6 to the Condensed Consolidated Financial Statements.

     The following table sets forth, for the three and six month periods ended September 30, 1999 and 1998, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.


                                       Three Months Ended    Six Months Ended
                                          September 30         September 30
                                      --------------------  ------------------
                                        1999        1998      1999      1998
                                      --------    --------  --------  --------
Net Sales                              100.0%      100.0%    100.0%    100.0%
Cost of Sales                           80.8        82.1      81.2      81.7
                                      --------    --------  --------  --------
Gross Profit                            19.2        17.9      18.8      18.3
Selling & Marketing Expenses             6.0         5.3       5.6       4.9
General & Administrative Exp.            6.3        11.3       8.5      10.8
Unusual Item                             --          --        3.0       --
                                      --------    --------  --------  --------
Operating Expenses                      12.3        16.6      17.1      15.7
Operating Income                         6.9         1.3       1.7       2.6
Interest Expense, net                    0.4         0.6       0.4       0.5
                                      --------    --------  --------  --------
Income Before Income Taxes               6.5         0.7       1.3       2.1
Income Tax Expense                       2.4         0.2       0.5       0.7
                                      --------    --------  --------  --------
Net Income                               4.1%        0.5%      0.8%      1.4%
                                      ========    ========  ========  ========

Net Sales

     Net sales for the second quarter ended September 30, 1999 increased 44.6% compared to the second quarter of the prior year. This increase in net sales reflected strength in the Company's shipments to the Telecommunications market. Sales to customers in the Automotive market showed a moderate increase. Sales to customers in the Medical and Information Technologies markets showed a combined decrease and sales to the Consumer Products market were down due to the exit from the Tucson facility customer base.

     Net sales for the first six months of fiscal 2000 were up 34.1% compared to the same period last year. For the first half of the year, sales to customers in the Telecommunications market comprised 58% of net sales, with sales to the Consumer Products market at 14%, and the balance (28%) to the Medical, Automotive and Information Technologies markets.

     The overall increase in sales is principally related to volume as no significant price increases occurred during the first six months of fiscal 2000. The Company's ten largest customers accounted for approximately 77% of the Company's net sales for the first six months of fiscal 2000 and 64% in fiscal 1999. Net sales to the Telecommunications market for the three and six months ended September 30, 1999 were primarily to one customer, which is expected to continue into the foreseeable future.

Cost of Sales

    Cost of sales as a percentage of sales decreased to 80.8% in the second quarter of fiscal 2000 compared to 82.1% for the second quarter last year. The lower cost of sales percentage in fiscal 2000 is primarily attributed to molded part manufacturing cost reductions, primarily in material and labor cost, as a result of manufacturing efficiency improvement initiatives at the Company. For the first six months of fiscal 2000, the cost of sales percentage decreased to 81.2% compared to 81.7% for the comparable period last year.

Selling and Marketing Expenses

     Selling and marketing expenses increased $569 compared to the second quarter of the prior year and represented 6.0% of net sales compared to 5.3% in the prior year second quarter. For the first six months of fiscal 2000, these expenses increased 53.3% and represented 5.6% and 4.9% of net sales for fiscal 2000 and 1999, respectively. The increase principally relates to increased commissions as a result of a one-time expense incurred to settle a commission contract in addition to the shift in sales from non-commissioned accounts to commissioned accounts.

General and Administrative Expenses

     General and administrative expenses decreased 19.5% in the second quarter of fiscal 2000 compared to the second quarter of the prior year and represented 6.3% and 11.3% of sales for fiscal 2000 and 1999, respectively. This decrease was principally due to decreased legal fees. For the first six months of fiscal 2000, these expenses increased $208 and represented 8.5% and 10.8% of net sales for fiscal 2000 and 1999, respectively. This increase is primarily due to increased compensation and professional fees.

Income Taxes

     The Company's effective tax rate of 36.8% for the first six months of fiscal 2000 increased when compared to the prior year rate of 35.2%. This increase is primarily due to the addition of the State of New York in the effective rate.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Capital expenditures related to the facility expansion in Texas are estimated to be $3.5 million. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.

     Cash used from operations of $255 for the first six months of fiscal year 2000 consisted primarily of an increase in accounts receivable and inventories.

     As a result of the higher sales level, accounts receivable increased by $1.7 million at September 30, 1999 compared to the prior fiscal year end, and represented 39 days sales outstanding which is comparable to the days at the end of the prior fiscal year. Inventories increased by $1.3 million at September 30, 1999 compared to the prior fiscal year end, and represented
29 days in inventory compared to 28 days at the end of the prior fiscal year. The increase is primarily due to increased inventory requirements related to the higher sales in our Texas facility in addition to having more tooling projects in process at September 30, 1999 compared to the prior fiscal year end.

     The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on this fiscal year. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Other Matters

     In the second quarter of fiscal 2000, the Company's program to address the Year 2000 date recognition problem continued to make progress toward its goal to ensure the millennium event does not have a material adverse effect on its business operations. The Company has substantially completed and continues to test the process of identifying, evaluating and implementing changes to computer programs and equipment necessary to address the Year 2000 issue. This issue involves the ability of computer systems and equipment that have time-sensitive programs to properly recognize the Year 2000. The inability to do so could result in major failures or miscalculations. These plans provide for systems to be Year 2000 compliant by the end of 1999. Costs to date consisting of internal costs, which are not incremental in nature, have not been tracked by the Company. Future costs to be incurred to complete Y2K compliance and testing procedures, primarily internal costs related to direct Company personnel, are not expected to have a material impact on the Company's results of operations or financial position.

     During fiscal year 1999, the Company developed a plan to determine the Year 2000 compliance status of its key suppliers and customers. The plan involves soliciting information from suppliers and customers through use of surveys, and follow-up discussions and testing where needed. The Company has sent out surveys to all of its key suppliers and certain key customers and received back a majority of these surveys. While the Company cannot guarantee Year 2000 compliance by its key suppliers and customers, and in many cases will be relying on statements from outside vendors without independent verification, preliminary surveys indicate that key suppliers and customers are aware of this issue and are working on a solution to achieve compliance before the Year 2000. The Company continues to review and refine its contingency plan to deal with those key suppliers and customers who may not be Year 2000 compliant prior to the Year 2000. If certain key suppliers or customers were not year 2000 compliant and the Company did not have a contingency plan in place related to those key suppliers or customers because the Company was unaware of the noncompliance, the Company's results of operations and financial condition could be significantly and negatively impacted. However, at this time the Company is not aware, based on information received from these customers and suppliers, of any key suppliers or customers who will not be Year 2000 compliant by the Year 2000.

Part II.      Other Information

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibit 10 - Employment Agreement - Albert Christian Schauer

     (b)     Exhibit 27 - Financial Data Schedule

     (c)     A report was filed on Form 8-K during this filing period.

             - Form 8-K, filed pursuant to Item 5, dated July 9, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIPLE S PLASTICS, INC.
                                     (Registrant)


Date: November 5, 1999               _/s/ MARLAN R. SMITH__________________
                                     Marlan R. Smith
                                     Chief Financial Officer

Date: November 5, 1999               _/s/ CATHERINE A. TAYLOR______________
                                     Catherine A. Taylor
                                     Corporate Controller
                                     (Chief Accounting Officer)