Form 10-Q
period 1999-12-31
TRIPLE S PLASTICS INC
filed 2000-02-09
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1999

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

                                Yes   X    No _____

     The registrant had 3,758,266 shares of common stock outstanding as of December 31, 1999.

                             TRIPLE S PLASTICS, INC.

                                      INDEX




                                                                       Page No.

Part I.  Financial Information

       Item 1.  Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -                      3
                December 31, 1999 and March 31, 1999

                Condensed Consolidated Statements of Income - Three Months   4
                and Nine Months Ended December 31, 1999 and 1998

                Condensed Consolidated Statements of Cash Flows -            5
                Nine Months Ended December 31, 1999 and 1998

                Notes to Condensed Consolidated Financial Statements         6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                8

       Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk (not applicable)



Part II. Other Information

       Item 6.  Exhibits and Reports on Form 8-K                            11

                             TRIPLE S PLASTICS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Unaudited, dollars in thousands)


                                                December 31       March 31
                                                   1999             1999
                                                -----------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents                     $    3,139       $    5,594
  Accounts receivable, less allowance of
    $300 and $709 for possible losses               12,362            9,487
  Inventories (Note 4)                               7,347            4,386
  Deferred income taxes                                384              384
  Other                                                597            1,223
                                                -----------      -----------
            Total Current Assets                    23,829           21,074

Property, Plant and Equipment                       39,009           42,003
  Less accumulated depreciation and amortization    15,835           16,293
                                                -----------      -----------
            Net Property, Plant and Equipment       23,174           25,710

Other:
  Assets held for sale (Note 2)                        868             --
  Goodwill, net of accumulated amortization
    of $784 and $592                                 3,705            3,897
  Miscellaneous                                         68              128
                                                -----------      -----------
            Total Other Assets                       4,641            4,025
                                                -----------      -----------
                                                $   51,644        $  50,809
                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $    6,978        $   6,649
  Accrued compensation                               1,267              921
  Deferred mold revenue                                583              750
  Other accrued expenses (Note 6)                    1,831            1,133
  Current maturities of long-term debt               1,299            1,334
                                                -----------      -----------
            Total Current Liabilities               11,958           10,787

Long-Term Debt, less current maturities              4,837            6,862
Deferred Income Taxes                                2,207            2,207
                                                -----------      -----------
            Total Liabilities                       19,002           19,856

Shareholders' Equity:
    Preferred stock, no par value, 1,000,000
      shares authorized, none issued                   --               --
    Common stock, no par value, 10,200,000 shares
      authorized, 3,758,266 and 3,747,268 shares
      issued and outstanding                        14,516           14,468
    Retained earnings                               18,126           16,485
                                                -----------      -----------
            Total Shareholders' Equity              32,642           30,953
                                                -----------      -----------
                                                $   51,644       $   50,809
                                                ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                               TRIPLE S PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                     (In thousands, except per share amounts)


                                       Three Months Ended     Nine Months Ended
                                          December 31            December 31
                                     --------------------   --------------------
                                        1999       1998        1999       1998
                                     ---------  ---------   ---------  ---------
Net Sales                            $ 27,964   $ 16,329    $ 70,919   $ 48,368
Cost of Sales                          22,676     13,850      57,547     40,033
                                     ---------  ---------   ---------  ---------
Gross Profit                            5,288      2,479      13,372      8,335

Selling and marketing expenses            900        902       3,309      2,473
General and administrative expenses     2,284      1,773       5,935      5,216
Plant closing costs (Note 6)              --         --        1,312        --
Unusual item (Note 7)                     --       1,440         --       1,440
                                     ---------  ---------   ---------  ---------
    Total Operating Expenses            3,184      4,115      10,556      9,129
                                     ---------  ---------   ---------  ---------
    Operating Income (Loss)             2,104     (1,636)      2,816       (794)

Interest Expense (Income):
  Interest expense                        131        157         397        479
  Interest income                         (46)       (58)       (157)      (212)
                                     ---------  ---------   ---------  ---------
    Net Interest Expense                   85         99         240        267
                                     ---------  ---------   ---------  ---------
    Income (Loss) Before Income Taxes   2,019     (1,735)      2,576     (1,061)

Income Tax Expense (Credit)               730       (555)        935       (318)
                                     ---------  ---------   ---------  ---------
    Net Income (Loss)                $  1,289   $ (1,180)   $  1,641   $   (743)
                                     =========  =========   =========  =========

Basic Earnings per Share of
    Common Stock                     $    .34   $   (.32)   $    .44   $   (.20)
                                     =========  =========   =========  =========
Diluted Earnings per Share
    of Common Stock                  $    .30   $   (.32)   $    .38   $   (.20)
                                     =========  =========   =========  =========

Shares Used in Computing Earnings
     per Share:
     Basic                              3,757      3,746       3,754      3,744
     Diluted                            4,311      3,746       4,297      3,747

See accompanying notes to condensed consolidated financial statements.

                                 TRIPLE S PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, dollars in thousands)

                                                         Nine Months Ended
                                                            December 31
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
OPERATING ACTIVITIES:
   Net income (loss)                                  $ 1,641        $  (743)
   Adjustments to reconcile net income to
   cash provided by operating activities:
     Depreciation and amortization                      2,987          2,843
     Unusual item (Note 7)                                --           1,440
     Changes in assets and liabilities:
       Accounts receivable                             (2,875)         4,052
       Inventories                                     (2,961)        (1,618)
       Accounts payable                                   329         (2,023)
       Other                                            1,685            168
                                                      --------       --------
CASH PROVIDED BY OPERATING ACTIVITIES                     806          4,119

INVESTING ACTIVITIES:
  Capital expenditures                                 (5,473)        (3,293)
  Proceeds from sale of property and equipment          4,224            --
  Decrease in restricted cash                             --           2,932
  Business acquisition (Note 5)                           --            (909)
                                                      --------       --------
CASH USED IN INVESTING ACTIVITIES                      (1,249)        (1,270)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   48             18
  Principal payments on long-term debt                 (2,060)        (2,242)
                                                      --------       --------
CASH USED IN FINANCING ACTIVITIES                      (2,012)        (2,224)
                                                      --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         $(2,455)       $   625
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in thousands)

1.   Presentation of Interim Information

     In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.   Assets Held for Sale

     As discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company's Tucson, Arizona facility was sold in December 1999 and the former Victor Plastics facility is being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure.

3.   Business

     During the nine months ended December 31, 1999 and 1998, a Telecommunications customer accounted for 59% and 30% of net sales, respectively.

4.   Inventories


Inventories are summarized as follows:
                                             December 31        March 31
                                                1999              1999
                                            -------------     -------------
       Raw materials and packaging            $  4,183          $  2,582
       Finished goods and work-in-process        3,164             1,804
                                            -------------     -------------
           Total Inventories                  $  7,347          $  4,386
                                            =============     =============

5.   Acquisition of Dynacept Company, Inc.

     On June 1, 1998, Triple S Plastics, Inc. purchased, for cash and long-term debt, the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method.


6.   Plant Closing Costs

     On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and disposition of the former Victor Plastics facility. The estimated loss on closing included the writedown of property, plant and equipment to market value based on an independent appraisal, as well as closedown expenses. The pre-tax effect of this charge is shown in the Condensed Consolidated Statements of Income as plant closing costs. All expenses related to these actions are expected to be incurred by the end of the current fiscal year. The sale of this facility was final in December 1999 and no additional provision for closing costs was necessary.

7.   Unusual Item

     Near the end of the third quarter of fiscal year 1999, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter of fiscal 1999 the Company recorded a pre-tax charge of $1.4 million ($935 after tax, or $.25 per basic and diluted share) relating to an increase in its allowance for doubtful accounts, inventory reserves and accrued liabilities to provide for anticipated losses and legal costs concerning accounts receivable balances and inventory on hand for these customers. This pre-tax charge is shown in the Condensed Consolidated Statements of Income as an unusual item.

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in thousands)

     Certain matters discussed in this Form 10-Q constitute forward-looking statements which are necessarily subject to certain risks and uncertainties, and they may change in a material way based upon various market, industry and other important factors, many of which are beyond the control of the Company. From time to time, the Company identifies factors in its Form 10-K filed with the Securities and Exchange commission and its other interim reports that may influence future results, and the Company recommends that investors consult those reports. The Company cautions investors that actual results may differ materially from the forward-looking statements contained in these reports.

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

Results of Operations

     On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The sale of this facility was final in December 1999. The impact of these actions is discussed in
Note 6 to the Condensed Consolidated Financial Statements.

     The following table sets forth, for the three and nine month periods ended December 31, 1999 and 1998, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                      Three Months Ended     Nine Months Ended
                                         December 31             December 31
                                     --------------------   -------------------
                                       1999        1998       1999       1998
                                     --------    --------   --------   --------
Net Sales                             100.0%      100.0%     100.0%     100.0%
Cost of Sales                          81.1        84.8       81.1       82.8
                                     --------    --------   --------   --------
Gross Profit                           18.9        15.2       18.9       17.2
Selling & Marketing Expenses            3.2         5.5        4.7        5.1
General & Administrative Exp.           8.2        10.9        8.4       10.7
Plant Closing Costs                     --          --         1.8        --
Unusual Item                            --          8.8        --         3.0
                                     --------    --------   --------   --------
Operating Expenses                     11.4        25.2       14.9       18.8
Operating Income (Loss)                 7.5       (10.0)       4.0       (1.6)
Interest Expense, net                   0.3         0.6        0.4        0.6
                                     --------    --------   --------   --------
Income (Loss) Before Income Taxes       7.2       (10.6)       3.6       (2.2)
Income Tax Expense (Credit)             2.6        (3.4)       1.3       (0.7)
                                     --------    --------   --------   --------
Net Income (Loss)                       4.6%       (7.2)%      2.3%      (1.5)%
                                     ========    ========   ========   ========

Net Sales

Net sales for the third quarter ended December 31, 1999 increased 71.3% compared to the third quarter of the prior year. The third quarter sales increase reflected strong shipments to the Telecommunications market. Sales to customers in the Automotive market showed a moderate increase. Sales to customers in the Medical, Consumer Products and Information Technologies markets decreased approximately 9%.
Net sales for the nine months ended December 31, 1999 increased 46.6% compared to the same period last year. For the first nine months of the year, sales to customers in the Telecommunications market comprised 62% of net sales, with sales to the Consumer Products market at 13%, and the balance (25%) to the Medical, Automotive and Information Technologies markets.
The overall increase in sales is principally related to volume as no significant price increases occurred during the first nine months of fiscal 2000. The Company's five largest customers accounted for approximately 74% of the Company's net sales for the first nine months of fiscal 2000 and 55% in fiscal 1999.

Cost of Sales

     Cost of sales as a percentage of sales decreased to 81.1% in the third quarter of fiscal 2000 compared to 84.8% for the third quarter last year. The lower cost of sales percentage in fiscal 2000 is primarily attributed to molded part manufacturing cost reductions, primarily in material and labor cost, as a result of manufacturing efficiency improvement initiatives at the Company. The lower cost of sales percentage is also attributed to higher overhead absorption as a result of increased sales. For the first nine months of fiscal 2000, the cost of sales percentage decreased to 81.1% compared to 82.8% for the comparable period last year.

Selling and Marketing Expenses

     Selling and marketing expenses remained level with the third quarter of the prior year, but represented 3.2% of net sales compared to 5.5% in the prior year third quarter. For the first nine months of fiscal 2000, these expenses increased 33.8% and represented 4.7% and 5.1% of net sales for fiscal 2000 and 1999, respectively. The year-to-date increase principally relates to increased commissions as a result of a one-time expense incurred to settle a commission contract in addition to the shift in sales from non-commissioned accounts to commissioned accounts.

General and Administrative Expenses

General and administrative expenses increased 28.8% in the third quarter of fiscal 2000 compared to the third quarter of the prior year, but represented 8.2% and 10.9% of sales for fiscal 2000 and 1999, respectively. This increase was principally due to increased compensation and increased recruitment expenses. For the first nine months of fiscal 2000, these expenses increased $719 and represented 8.4% and 10.7% of net sales for fiscal 2000 and 1999, respectively. This increase is primarily due to increased compensation and professional fees.

Income Taxes

The Company's effective tax rate for the first nine months of fiscal 2000 is 36.3% compared to the prior year rate of (30.0)%. The prior year rate is reflective of the losses incurred in the first nine months of fiscal 1999.

Liquidity and Capital Resources

The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.
Due to the net loss in the first quarter of fiscal 2000, and the increase in accounts receivable and inventories, the Company has generated only $806 of cash from operations in the first nine months of fiscal year 2000.
As a result of the higher sales level, accounts receivable increased by $2.9 million at December 31, 1999 compared to the prior fiscal year end, and represented 41 days sales outstanding, which is 2 days higher than the end of the prior fiscal year. Inventories increased by $3.0 million at December 31, 1999 compared to the prior fiscal year end, and represented 33 days in inventory compared to 28 days at the end of the prior fiscal year. The increase is primarily due to increased inventory requirements related to the higher sales in our Texas facilities in addition to having more tooling projects in process at December 31, 1999 compared to the prior fiscal year end.

     The Company has a $5.0 million unsecured line of credit agreement with a bank which has not been drawn on this fiscal year. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Other Matters

     The Company has completed the process of identifying, evaluating and implementing changes to computer programs and equipment necessary to address the Year 2000 date recognition problem. This issue involves the ability of computer systems and equipment that have time-sensitive programs to properly recognize the Year 2000. The inability to do so could result in major failures or miscalculations. The Company has not experienced any significant Year 2000 issues to date. Costs to date consisting of internal costs, which are not incremental in nature, have not been tracked by the Company. Future costs to be incurred to complete Y2K compliance and testing procedures, primarily internal costs related to direct Company personnel, are not expected to have a material impact on the Company's results of operations or financial position.


Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

      (a)     Exhibit 27 - Financial Data Schedule


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRIPLE S PLASTICS, INC.
                                   (Registrant)


Date: February 9, 2000          _MARLAN R. SMITH____________________________
                                Marlan R. Smith
                                Chief Financial Officer

Date: February 9, 2000          _CATHERINE A. TAYLOR________________________
                                Catherine A. Taylor
                                Corporate Controller (Chief Accounting Officer)