Form 10-K
period 2000-03-31
TRIPLE S PLASTICS INC
filed 2000-06-29
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                     FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR FISCAL YEAR ENDED MARCH 31, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________.

Commission File No.: 0-23474

                              TRIPLE S PLASTICS, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                              38-1895876
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

    7950 Moorsbridge Road, Suite 200, Portage, Michigan      49024
         (Address of principal executive offices)          (Zip Code)

                                 (616)327-3417
              (Registrant's telephone number, including area code)

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

                          Yes: ___X___         No: ________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 15, 2000, there were 3,754,911 shares of the registrant's common stock, no par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $33,039,886 computed on the closing price on that date.

Portions of the Company's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated by reference into Part III.


                         Exhibit Index located at page 30

                                     PART I

Item 1. Business

(a) General Development of Business

Triple S Plastics, Inc. (the "Company" or "Triple S") was organized as a Michigan corporation in 1969, when injection molding operations began in a leased facility in Kalamazoo, Michigan. The building that currently houses the Company's manufacturing operations in Vicksburg, Michigan, was constructed in 1974. In 1978, the Company constructed a second injection molding facility (originally known as Victor Plastics) and also constructed its Satellite Mold facility (now named the Tooling and Technology Centre), which is dedicated to mold production, both in Vicksburg. In 1983, the Company built an injection molding plant in Tucson, Arizona.

The Company completed an initial public offering of its common stock in March of 1994. Proceeds of that offering were used to finance building expansions, purchase new equipment for those facilities, retire existing debt and fund working capital needs.

In fiscal 1995, for the purpose of expanding its injection molding capacity, a 64,000 square foot facility was constructed in a modern industrial park in Battle Creek, Michigan. In October 1995, the Company began operations in a 64,000 square foot leased injection molding facility in Georgetown, Texas. (See Item 2, Properties)

In fiscal 1998, the Company consolidated the operations of its Victor Plastics plant into its Vicksburg facility and its Battle Creek facility. The Victor Plastics facility is currently being held for sale. In fiscal 1998, the Company also consolidated its mold-making facilities in Vicksburg, Michigan, and renamed the operation Triple S Plastics, Inc. Tooling and Technology Centre. (See
Item 2, Properties)

In fiscal 1999, the Company purchased the assets of Dynacept Company, Inc. Dynacept is a preeminent rapid prototyping and model making organization that produces concept models, appearance models, engineering prototypes and pre-production samples using a wide range of techniques including stereo-lithography, conventional modeling techniques and RTV rubber molding, along with advanced painting and decorating processes. The 11,000 square foot facility is located in Westchester County, New York. (See Item 2, Properties)

In fiscal year 2000, the Company began operations in a 60,000 square foot leased injection molding facility in Fort Worth, Texas. Furthermore, in fiscal year 2000, the Company closed and sold its Tucson, Arizona facility and transferred the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan.

(b) Financial Information About Segments

The Company's operations are in one segment--the design and manufacture of highly engineered thermoplastic components, principally for the telecommunica-tions, consumer products and automotive markets. The Company has no significant export sales. Product and major customer information is disclosed in
Item 1(c).

(c) Narrative Description of Business

General

Triple S manufactures complex, highly engineered thermoplastic components and the molds to produce those components primarily for the telecommunications, consumer products, automotive, medical/pharmaceutical and information technol-ogies markets. During the most recent fiscal year, the Company manufactured over 2,000 different components for more than 250 customers in these markets. The Company considers rapid prototyping, model making, mold and molded component manufacturing and assembly to be integral parts of its business. The Company manufactures only custom components based on customer specifications and, therefore, is generally the exclusive source of supply for the product being sold to the customer, although customers generally use more than one molder.

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

Markets and Products

The Company produces components for customers that operate principally in five markets: telecommunications, consumer products, automotive, medical/pharma-ceutical and information technologies.

The following table summarizes each of the Company's markets as a percentage of total sales for the fiscal years ended March 31:

                                              % of Sales
   Market                         2000           1999           1998
   ------                    -------------   ------------   ------------
   Telecommunications              62%            37%            15%
   Consumer Products               12%            25%            38%
   Automotive                      10%            11%            15%
   Medical/Pharmaceutical           8%            13%            14%
   Information Technologies         5%            11%            15%
   Other                            3%             3%             3%

Telecommunications Market. Customers in this market manufacture products such as cellular phones, pagers and related accessories, and require high levels of CAD assisted design engineering, thin-wall molding, in-mold decorating and assembly. Because of the Company's expertise in these areas and the strong growth demonstrated by OEMs in this market, telecommunications is a target market for growth for the Company. Sales to one customer in this market, Nokia Mobile Phones, accounted for 59%, 34%, and 12% of total sales for fiscal 2000, 1999, and 1998, respectively.

Consumer Products Market. Customers in the consumer products market manufacture products such as home entertainment devices, office equipment, and photographic equipment. Products sold to customers in this market include CD speaker housings and covers, paper binding equipment, and various other housings and covers. The Company expects the use of plastics in this broad market to continue to grow as new thermoplastic resins evolve, with higher strengths, better impact and heat resistance and other physical properties that will increase the substitution of plastics for other materials.

Automotive Market. Sales in the automotive market are made mostly to first-tier suppliers to automobile manufacturers. Products sold to customers in this market include outside mirror shells, interior mechanical and seating components, headlight adjustment brackets, fluid reservoir tanks, and components for electrical and audio systems. Automotive OEMs and first-tier suppliers are relying on fewer vendors possessing broader capabilities. First-tier suppliers have been increasing the outsourcing of the design and manufacture of plastic components and are purchasing more complex subassemblies from a shrinking base of suppliers. While this market becomes increasingly competitive, the Company believes it has the capabilities to serve many customers in this market. The Company's Battle Creek, Michigan facility was constructed to more effectively serve the Company's automotive customers.

Medical/Pharmaceutical Market. Customers in the medical/pharmaceutical market are comprised primarily of manufacturers of durable medical equipment for use in non-sterile, non-invasive applications. Products sold to customers in this market include components for hospital stretchers and beds, disposable wound irrigation instruments, tissue stabilizers, colostomy units, and glucose test kits. The Company has targeted this market for expansion because customers tend to require product engineering services for high volume components with close tolerances and post-molding assembly and finishing services.

Information Technologies Market. Customers in the information technologies market are primarily manufacturers of computers, printers, copy machines and printer cartridges. The products supplied by the Company to these customers include components for personal computers and peripheral equipment, printers, and laser and bar code scanners. The decrease in sales noted above represents the completion of several customer projects during 1999 and the relocation of new projects overseas.

Sales and Marketing

The Company currently markets its services on a national basis through its direct sales force of seven people and five independent manufacturers' representative organizations.

Operations

Triple S Plastics, Inc. is a plastics engineering services company, serving the Telecommunications, Automotive and other industries with rapid prototyping and design models, mold design and engineering services, mold manufacturing, plastic injection molding, and post-molding assembly and finishing operations.

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

The Company has four facilities that are full service custom injection molding plants with post-molding secondary operations. These facilities collectively house 95 horizontal injection molding machines with capacities ranging from 55 tons to 720 tons and 1 vertical machine with capacity of 40 tons. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of the Company's plants have received ISO 9002 certification, an international quality standard. The Company is currently pursuing QS9000 certification of its facilities in Vicksburg, Michigan and Battle Creek, Michigan.

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

Backlog

At March 31, 2000 and 1999, the Company's backlog was approximately $40 million and $15 million, respectively. This is primarily due to increased volume in the Telecommunications market. Backlog generally does not exceed one quarter's manufacturing capacity and the Company's customers generally do not issue purchase orders for more than the next quarter's requirements. Management believes that all of the existing backlog will be completed during the year ended March 31, 2001.

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

Employees

At March 31, 2000, the Company employed 729 full time and 7 part time employees. The Company has no employees who are represented by a labor union, and considers its relations with its employees to be good.

Item 2.  Properties

The following table sets forth information regarding the Company's rapid prototyping, model making, mold manufacturing and plastic injection molded component production facilities:

 Location                    Size              Function
 --------                    ---------------   -----------------------------
 Battle Creek, Michigan       64,000 sq. ft.   Injection molding, post-molding
                                               operations and office
 Georgetown, Texas            64,000 sq. ft.   Injection molding, post-molding
                                               operations and office
 Georgetown, Texas            20,000 sq. ft.   Warehouse
 Fort Worth, Texas            60,000 sq. ft.   Injection molding, post-molding
                                               operations and office
 Vicksburg, Michigan          59,000 sq. ft.   Injection molding, post-molding
                                               operations, warehouse and office
 Vicksburg, Michigan          32,000 sq. ft.   Mold manufacturing, Tooling and
                                               Technology Centre and office
 Westchester County, New York 11,000 sq. ft.   Rapid prototyping, model making
                                               and office
 Portage, Michigan             8,900 sq. ft.   Office

The Company owns its facilities except for the Texas, New York and Portage, Michigan facilities, which are leased. In addition, the Company owns a 40,000 sq. ft. facility in Vicksburg, Michigan which is currently held for sale. The Company's current facilities are considered suitable and adequate for current and near-term production needs.

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

On July 9, 1999 the Company reached an agreement with Capitol Vial, Inc. that resolved Capitol Vial's claims of patent infringement against the Company with no settlement expense to Triple S Plastics, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2000.

Additional Item: Executive Officers of the Registrant

The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name                       Age    Position
--------------------------------------------------------------------------------
A. Christian Schauer        57    Chief Executive Officer, Treasurer
Daniel B. Canavan           46    Chairman of the Board
Victor V.Valentine, Jr.     54    President
Walter J. Barkalow          52    President, Triple S Technologies, LP
Marlan R. Smith             56    Vice President Finance, Chief Financial
                                  Officer, Secretary
William J. Stewart          56    Vice President
Barry L. Stuart             51    Vice President
Phillip W. Weaver           47    Vice President Human Resources and
                                  Organizational Development
Michael E. Zaagman          42    Vice President Engineering and Technical
                                  Services
Catherine A. Taylor         36    Corporate Controller

A. Christian Schauer joined the Company as CEO on May 25, 1999. For the prior
15 years, Mr. Schauer was employed by Clausing Industrial, Inc., a subsidiary of The 600 Group plc, headquartered in the United Kingdom, as the Chairman and CEO. Mr. Schauer has served on the Company's Board of Directors since 1990.

Daniel B. Canavan has been Chairman of the Board of the Company for more than five years.

Victor V. Valentine, Jr, has been President of the Company for more than five years.

Walter J. Barkalow was named President of Triple S Technologies, LP, the Company's Texas business unit, in January 2000. Mr. Barkalow has served in various management positions with the Company for more than five years.

Marlan R. Smith was named Vice President Finance, Chief Financial Officer and Secretary in October 1999. Before joining the Company he served as Vice President, Chief Financial Officer and Secretary of Ameriwood Industries International Corporation from July 1997 until May 1998. Prior to that he served as Treasurer (Principal Financial and Accounting Officer) of Great Dane Holdings, Inc., beginning in January 1994, and from March 1988 until December 1996 he was Vice President and Treasurer of Checker Motors Corporation.

William J. Stewart has been Vice President of the Company for more than five years.

Barry L. Stuart joined the Company in August 1997 and manages the Company's Michigan business unit. Prior to joining the Company, he was an independent consultant, and served as Director of Strategic Resources for Tecom Industries, Inc.

Phillip W. Weaver has been Vice President Human Resources and Organizational Development since April 1997. Mr. Weaver joined Triple S Plastics, Inc. as the Corporate Director of Human Resources in April 1996. For the prior four years he was employed at Atlantic Automotive components, a joint venture between Ford Motor Company and Rockwell International, as the Director of Human Resources.

Michael E. Zaagman has been Vice President Engineering and Technical Services since September 1999. Mr. Zaagman joined Triple S Plastics, Inc. as the Corporate Director of Materials on April 1, 1995 and held the position of Vice President of Operations effective January 1997. Previously he held various positions with the Sequest Closures Division of Aptar Corporation.

Catherine A. Taylor has been Corporate Controller since August 1996. Before joining the Company, Ms. Taylor served as Senior Financial Analyst for Tokai Rika USA, Inc.

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the NASDAQ Market System under the symbol TSSS. The following table sets forth the price quotations for the Company's common stock in the over-the-counter market for the period indicated, as furnished by the National Association of Securities Dealers, Inc.

      Fiscal          Quarter       High         Low         Close
      ------          -------      ------      -------      -------
       2000             4th        18          13 1/2       15 7/16
                        3rd        13 7/8       8 23/32     13 7/8
                        2nd         8 15/16     4 5/16       8 3/4
                        1st         5 3/8       2 3/4        4 1/4

       1999             4th         5 11/16     3 1/2        3 1/2
                        3rd         5 1/2       3 1/8        4 1/2
                        2nd         6 3/4       4 1/4        4 1/2
                        1st         8 11/16     5 7/8        6 9/16

As of June 15, 2000, there were approximately 226 stockholders of record of the Company's common stock. Based on the number of sets of proxy materials mailed by the Company's transfer agent, the Company estimates there are 1,300 additional beneficial owners of the Company's common stock who hold the stock in street name. The Company currently intends to retain earnings for future capital requirements and growth. No cash dividends have been paid during the past two years and management does not anticipate paying cash dividends to holders of its common stock for the foreseeable future.

Item 6.  Selected Financial Data

                                         Fiscal Years Ended March 31
                                    (in thousands, except per share data)

                              2000       1999       1998       1997       1996
                            --------   --------   --------   --------   --------
Income Statement Data:
  Net sales                 $95,102    $67,772    $67,414    $64,608    $61,270
  Gross profit               17,927     11,125     11,830     10,464      9,271
  Operating income (loss)     4,759     (1,166)     2,782      2,447      1,995
  Interest expense, net         296        339        325        358        408
                            --------   --------   --------   --------   --------
  Income (loss) before
   income tax expense
   (benefit)                  4,463     (1,505)     2,457      2,089      1,587
  Income tax expense
   (benefit)                  1,692       (453)       860        760        549
                            --------   --------   --------   --------   --------
  Net income (loss)         $ 2,771    $(1,052)   $ 1,597    $ 1,329    $ 1,038
                            ========   ========   ========   ========   ========

Earnings (Loss) Per Share Data:
  Basic                     $   .74    $  (.28)   $   .43    $   .36    $   .28
                            ========   ========   ========   ========   ========
  Diluted                   $   .66    $  (.28)   $   .43    $   .36    $   .28
                            ========   ========   ========   ========   ========

Weighted average shares outstanding:
  Basic                       3,755      3,745      3,740      3,734      3,727
  Diluted                     4,213      3,745      3,752      3,738      3,727



                                              March 31 (in thousands)
                            ----------------------------------------------------
                              2000       1999       1998       1997       1996
                            --------   --------   --------   --------   --------
Balance Sheet Data:

Working capital             $12,028    $10,287    $12,168    $10,683    $ 9,561

Total assets                $51,486    $50,809    $50,030    $48,870    $46,150

Long-term debt, less
  current maturities        $ 4,618    $ 6,862    $ 6,603    $ 7,251    $ 8,747

Shareholders' equity        $33,785    $30,953    $31,981    $30,353    $28,981


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a full-service custom injection molder providing rapid proto-typing and design models, mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly and finishing operations to a diverse base of customers. Its customers are primarily in telecommunications, consumer products, automotive, medical/pharmaceutical and information technologies markets. The Company operates in one business segment and backlog generally does not exceed one quarter's manufacturing capacity.
The Company's fiscal year is March 31 and, unless otherwise noted, references to fiscal 2000, 1999, and 1998 relate to the fiscal years ended March 31, 2000, 1999, and 1998.

RESULTS OF OPERATIONS

On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment from that facility to its new facility in Fort Worth, Texas and other locations in Michigan. At the same time, the Company also announced that it would dispose of its former Victor Plastics facility. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and disposition of the former Victor Plastics facility. The estimated loss on closing included the writedown of property, plant and equipment to market value based on an independent appraisal, as well as closedown expenses. The pre-tax effect of this charge is shown in the Consolidated Statements of Income as plant closing costs. The sale of the Tucson facility was closed in December 1999 and no additional provision for closing costs was necessary.

The table below outlines the components of the Company's Consolidated Statements of Income as a percentage of net sales:

Fiscal Year ended March 31              2000           1999           1998
----------------------------------------------------------------------------
Net sales                              100.0%         100.0%         100.0%
Cost of sales                           81.1           83.6           82.5
Gross profit                            18.9           16.4           17.5
Selling & marketing expenses             4.5            5.2            3.0
General & administrative expenses        8.0           10.8           10.4
Plant closing costs                      1.4            --             --
Unusual item                             --             2.1            --
Operating income (loss)                  5.0           (1.7)           4.1
Interest expense, net                     .3             .5             .5
Income (loss) before income taxes        4.7           (2.2)           3.6
Income taxes                             1.8            (.6)           1.2
Net income (loss)                        2.9%          (1.6)%          2.4%

The following table summarizes each of the Company's markets as a percentage of total sales for fiscal years ended March 31:

                                                 % of Sales
                                      ----------------------------------
                                       2000          1999          1998
                                      ------        ------        ------
   Telecommunications                   62%           37%           15%
   Consumer Products                    12%           25%           38%
   Automotive                           10%           11%           15%
   Medical/Pharmaceutical                8%           13%           14%
   Information Technologies              5%           11%           15%
   Other                                 3%            3%            3%


FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for fiscal year 2000 were $95.1 million, an increase of $27.3 million, or 40.3%, over net sales of $67.8 million for fiscal year 1999. As a percentage of total sales, the Company's sales decreased to all the markets the Company serves except Telecommunications, which showed strong growth, increasing to 62%. These decreases represented the completion of several customer projects during 1999 which were not replaced with new projects. The overall increase in sales was primarily related to volume as no significant price increases occurred during fiscal 2000. The Company is working to increase its sales to a wide base of customers in the Telecommunications market, as well as the Automotive market, but there can be no assurance that such efforts will be successful.

Cost of sales represented 81.1% of net sales in fiscal 2000 compared to 83.6% in 1999. The lower cost of sales percentage in 2000 is primarily attributed to molded part manufacturing cost reductions, primarily in material and labor cost, and as a result of manufacturing efficiency improvement initiatives at the Company. The lower cost of sales percentage is also attributed to higher overhead absorption as a result of increased sales.

Selling and marketing expenses decreased as a percentage of net sales to 4.5% in 2000 compared to 5.2% in 1999. The decrease principally relates to decreased compensation as a percentage of net sales.

General and administrative expenses represent 8.0% of net sales compared to 10.8% in the prior year. The decrease is primarily due to decreased compensation and legal fees as a percentage of net sales.

The Company's effective tax rate for 2000 is 37.9% (including state and local income taxes of 4.7%) compared to the prior year rate of (30.1)%.

FISCAL 1999 COMPARED TO FISCAL 1998

Net sales for fiscal year 1999 were $67.8 million compared to net sales of $67.4 million for fiscal year 1998. As a percentage of total sales, the Company's sales decreased to all the markets the Company serves except Telecommunications, which increased to 37%. The overall increase in sales was primarily related to volume as no significant price increases occurred during fiscal 1999.

Cost of sales represented 83.6% of net sales in fiscal 1999 compared to 82.5% in 1998. The higher cost of sales percentage in 1999 was primarily attributed to competitive pricing on new projects, underutilized production capacity at the Tucson facility, and increased depreciation expense as a result of investment in new technology.

Selling and marketing expenses represented 5.2% of net sales compared to 3.0% in the prior year. The increase principally related to increased commissions as a result of the shift in sales from non-commissioned accounts to commissioned accounts. Compensation also increased due to the build up of the direct sales force. The return on our investment in the additional salespeople developed slower than expected.

General and administrative expenses increased as a percentage of net sales to 10.8% in 1999 compared to 10.4% in 1998. The increase was primarily due to increased legal fees as a result of the litigation described in Item 3 and the notes to the consolidated financial statements. This increase was somewhat offset by a decrease in compensation.

The Company's effective tax rate was (30.1%) due to the net operating loss incurred in fiscal 1999 less non-deductible expenses compared to 35.0% in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.

Net cash provided by operating activities was $2.2 million for fiscal 2000. Working capital increased $1.7 million in the year to $12.0 million, primarily resulting from the increase in accounts receivable and inventories. As a result of, and consistent with, the higher sales level, accounts receivable increased by $4.4 million compared to the prior fiscal year end, and represented 45 days sales outstanding, which is 6 days higher than the end of the prior fiscal year. Inventories increased $2.0 million compared to the prior fiscal year-end, and represented 34 days in inventory compared to 28 days at the prior fiscal year end, primarily due to increased inventory requirements related to the higher sales in our Texas facilities. Net capital investments totaled $2.8 million, $3.4 million, and $3.6 million in fiscal 2000, 1999, and 1998, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

OTHER MATTERS

The Company completed its Year 2000 project in the third quarter of fiscal year 2000. The Company experienced no significant Year 2000 problems with its systems, third parties, or products. The total cost for the project, which consisted of internal costs, did not have a material impact on the Company's results of operations or financial position. These costs were expensed as incurred.

This annual report contains statements which, to the extent they are not historical facts, constitute forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Such forward-looking statements are identified by the use of forward-looking words such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or similar words. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. By making forward-looking statements, the Company assumes no obligation to update them to reflect new, changed, or unanticipated events or circumstances.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

None.

Item 10. Directors and Executive Officers of the Registrant

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held August 30, 2000, and to be filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is hereby incorporated herein by reference excluding the information under the caption "Compensation Committee Report" and "Stock Performance Graph".

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Securities Ownership of Management" contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships and related party transactions is incorporated by reference to the Company's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors".


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

   (b) No reports on Form 8-K were filed for the three-month period ended March 31, 2000.

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

Dated: June 29, 2000                    TRIPLE S PLASTICS, INC.

                                        By _A._CHRISTIAN_SCHAUER______________
                                        A. Christian Schauer,
                                        Chief Executive Officer
and
                                        By _MARLAN_R._SMITH___________________
                                        Marlan R. Smith,
                                        Vice President Finance, Chief Financial
                                        Officer, and Secretary
                                        (Principal Financial Officer)
and
                                        By _CATHERINE_A._TAYLOR_______________
                                        Catherine A. Taylor,
                                        Corporate Controller
                                        (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 29th day of June 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

Each Director of the Registrant whose signature appears below, hereby appoints Daniel B. Canavan and Marlan R. Smith, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.


_DANIEL_B._CANAVAN___________             _VICTOR_V._VALENTINE,JR._________
Daniel B. Canavan, Chairman               Victor V. Valentine, Jr., Director
   of the Board

_A._CHRISTIAN_SCHAUER________             _DAVID_L._STEWART________________
A. Christian Schauer, Director            David L. Stewart, Director

_JAMES_F._HETTINGER__________             _ROBERT_D._BEDILION______________
James F. Hettinger, Director              Robert D. Bedilion, Director

_EVAN_C._HARTER______________             _DONALD_W._THOMASON______________
Evan C. Harter, Director                  Donald W. Thomason, Director

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Consolidated Balance Sheets as of March 31, 2000 and 1999                 F-2

Consolidated Statements of Income for the years ended
   March 31, 2000, 1999 and 1998                                          F-3

Consolidated Statements of Shareholders' Equity for the years
   ended March 31, 2000, 1999 and 1998                                    F-4

Consolidated Statements of Cash Flows for the years
   ended March 31, 2000, 1999 and 1998                                    F-5

Notes to Consolidated Financial Statements                                F-6

Report of Independent Certified Public Accountants                        F-14

                               TRIPLE S PLASTICS, INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)

MARCH 31                                             2000            1999
----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                       $    1,806      $    5,594
  Accounts receivable, less allowance of
    $300 and $709 for possible losses                 13,929           9,487
  Refundable income taxes                                --              737
  Inventories (Note 3)                                 6,344           4,386
  Deferred income taxes (Note 7)                         427             384
  Other                                                  656             486
                                                   ----------      ----------
Total Current Assets                                  23,162          21,074
                                                   ----------      ----------
Property, Plant and Equipment (Notes 5 and 6):
  Machinery and equipment                             26,989          25,271
  Land and buildings                                   8,228          12,510
  Office furniture and equipment                       4,648           4,180
  Leasehold improvements                                 617              42
                                                   ----------      ----------
                                                      40,482          42,003
  Less accumulated depreciation and amortization      16,726          16,293
                                                   ----------      ----------
Net Property, Plant and Equipment                     23,756          25,710
                                                   ----------      ----------
Other:
  Assets held for sale (Notes 2 and 13)                  868            --
  Goodwill, net of accumulated amortization
    of $848 and $592 (Note 12)                         3,641           3,897
  Miscellaneous                                           59             128
                                                   ----------      ----------
Total Other Assets                                     4,568           4,025
                                                   ----------      ----------
                                                   $  51,486       $  50,809
                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $   5,543       $   6,649
  Accruals:
    Compensation                                       1,570             921
    Income taxes                                         831             --
    Other                                              1,331           1,133
  Deferred mold revenue                                  547             750
  Current maturities of long-term debt (Note 5)        1,312           1,334
                                                   ----------      ----------
Total Current Liabilities                             11,134          10,787

Long-Term Debt, less current maturities (Note 5)       4,618           6,862

Deferred Income Taxes (Note 7)                         1,949           2,207
                                                   ----------      ----------
Total Liabilities                                     17,701          19,856
                                                   ----------      ----------
Commitments and Contingencies (Notes 6, 8, and 15)

Shareholders' Equity (Note 10):
  Preferred stock, no par value, 1,000,000
   shares authorized, none issued                        --              --
  Common stock, no par value, 10,200,000 shares
   authorized, 3,759,716 and 3,747,202 shares
   issued and outstanding                             14,529          14,468
  Retained earnings                                   19,256          16,485
                                                   ----------      ----------
Total Shareholders' Equity                            33,785          30,953
                                                   ----------      ----------
                                                   $  51,486       $  50,809
                                                   ==========      ==========

See accompanying notes to consolidated financial statements.

                               TRIPLE S PLASTICS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amounts)

                                                Years ended March 31
                                    -------------------------------------------
                                       2000            1999             1998
                                    ----------      ----------       ----------
Net Sales                           $  95,102       $  67,772        $  67,414

Cost of Sales                          77,175          56,647           55,584

Gross Profit                           17,927          11,125           11,830

Selling and Marketing Expenses          4,235           3,521            1,994

General and Administrative Expenses     7,621           7,329            7,054

Plant Closing Costs (Note 13)           1,312             --               --

Unusual Item (Note 14)                    --            1,441              --
                                    ----------      ----------       ----------
Operating Income (Loss)                 4,759          (1,166)           2,782

Interest (Income) Expense:
  Interest expense                        489             603              603
  Interest income                        (193)           (264)            (278)
                                    ----------      ----------       ----------
    Net Interest Expense                  296             339              325
                                    ----------      ----------       ----------
Income (Loss) Before Income Tax
  Expense (Benefit)                     4,463          (1,505)           2,457
Income Tax Expense (Benefit)(Note 7)    1,692            (453)             860
                                    ----------      ----------       ----------
Net Income (Loss)                   $   2,771       $  (1,052)       $   1,597
                                    ==========      ==========       ==========

Earnings (Loss) Per Share (Note 11):
  Basic                             $     .74       $    (.28)       $     .43
                                    ==========      ==========       ==========
  Diluted                           $     .66       $    (.28)       $     .43
                                    ==========      ==========       ==========

Shares Used in Computing Earnings Per Share (Note 11):
  Basic                                 3,755           3,745            3,740
  Diluted                               4,213           3,745            3,752


See accompanying notes to consolidated financial statements.

                            TRIPLE S PLASTICS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            (Dollars in thousands)


                                                                         Total
                                      Common        Retained     Shareholders'
                                       Stock        Earnings            Equity
                                    ----------    ------------  --------------
Balance, March 31, 1997             $ 14,413       $  15,940        $  30,353
Issuance of 5,010 shares of
     common stock                         31             --                31
Net income for the year                  --            1,597            1,597
                                    ----------    ------------  --------------
Balance, March 31, 1998               14,444          17,537           31,981
Issuance of 5,251 shares of
     common stock                         24             --                24
Net loss for the year                    --           (1,052)          (1,052)
                                    ----------    ------------  --------------
Balance, March 31, 1999               14,468          16,485           30,953
Issuance of 12,514 shares of
     common stock                         61             --                61
Net income for the year                  --            2,771            2,771
                                    ----------    ------------  --------------
Balance, March 31, 2000             $ 14,529       $  19,256        $  33,785


See accompanying notes to consolidated financial statements.

                                     TRIPLE S PLASTICS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Dollars in thousands)
                                                          Years ended March 31
                                          ------------------------------------------------
                                              2000              1999              1998
Operating Activities                      ------------      ------------      ------------
  Net income (loss)                        $ 2,771          $ (1,052)         $  1,597
  Adjustments to reconcile net
   income (loss) to cash provided
   by operating activities:
    Depreciation                             3,766             3,684             3,203
    Amortization                               293               169                74
    Provision for losses on
      accounts receivable                       93                30                95
    Deferred income taxes                     (301)             (177)              135
    Loss (gain) on sale of property,
      plant and equipment                      966               (12)               14
    Unusual item (Note 14)                     --              1,441               --
    Changes in assets and liabilities,
      net of amounts acquired from
      business acquisition:
      Receivables:
        Trade                               (4,535)            2,528            (2,223)
        Refundable income taxes                737              (930)              --
      Inventories                           (1,958)             (890)            1,199
      Other assets                            (101)             (333)              127
      Accounts payable and accruals           (146)              931               919
      Income taxes payable                     831               --                 35
      Deferred mold revenue                   (203)              277              (119)
                                        ------------      ------------      ------------
Cash Provided by Operating Activities        2,213             5,666             5,056

Investing Activities
  Purchases of property, plant and
    equipment, net of disposals             (7,149)           (3,437)           (3,743)
  Proceeds from sale of property,
    plant and equipment                      3,353                18                88
  Decrease in restricted cash                  --              2,932               855
  Business acquisition (Notes 9 and 12)        --               (909)              --
  Other investing activities                   --                --                 66
                                        ------------      ------------      ------------
Cash Used in Investing Activities           (3,796)           (1,396)           (2,734)

Financing Activities
  Proceeds from issuance of common stock        61                24                31
  Principal payments on long-term debt      (2,266)           (2,483)           (1,251)
                                        ------------      ------------      ------------
Cash Used in Financing Activities           (2,205)           (2,459)           (1,220)
                                        ------------      ------------      ------------
Increase (Decrease) in Cash and
     Cash Equivalents                       (3,788)            1,811             1,102

Cash and Cash Equivalents,
     beginning of year                       5,594             3,783             2,681
                                        ------------      ------------      ------------
Cash and Cash Equivalents, end of
     year                               $    1,806        $    5,594         $   3,783

See accompanying notes to consolidated financial statements.

                                 TRIPLE S PLASTICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Triple S Plastics, Inc. is a plastics engineering services company, serving the Telecommunications, Consumer Products, Automotive and other industries with rapid prototyping and design models, mold design and engineering services, mold manufacturing, plastic injection molding, and post-molding assembly and finishing operations.

During the years ended March 31, 2000, 1999 and 1998, a Telecommunications customer accounted for 59%, 34%, and 12% of net sales, respectively.

Acquisitions and Goodwill

The financial statements include the net assets of businesses purchased at their fair value at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over lives ranging from 15 to 30 years.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Dynacept Corporation, Inc. (see Note 12) after elimination of all significant intercompany accounts and transactions.

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

     Buildings                               40 years
     Machinery and equipment            5 to 10 years
     Office furniture and equipment     3 to 10 years
     Leasehold improvements                  10 years or the term of the lease,
                                              if less

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which consist of cash and cash equivalents, receivables, notes payable, accounts payable and long-term debt, approximate their fair values.

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

Long-Lived Assets

The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

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

Segment Information

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2000 presentation.

2. Assets Held for Sale

As discussed in Note 13 to the Consolidated Financial Statements, the Company's Tucson, Arizona facility was sold in December 1999 and the former Victor Plastics facility is being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure.

3. Inventories

Inventories are summarized as follows (in thousands):

                                                        March 31
                                        ---------------------------------------
                                               2000                 1999
                                        ------------------   ------------------
     Raw materials and packaging           $   3,658            $   2,582
     Finished goods and work-in-process        2,686                1,804
                                        ------------------   ------------------
     Total Inventories                     $   6,344            $   4,386
                                        ==================   ==================

4. Line of Credit

The Company has entered into a $10 million unsecured line-of-credit agreement with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios. There were no borrowings under this agreement at March 31, 2000 or 1999, or during the years then ended.

5. Long-Term Debt

Long-term debt consists of (in thousands):

                                                          March 31
                                          --------------------------------------
                                                2000                  1999
                                          ----------------      ----------------
   Note payable to Dynacept Company
    (now known as MLM Liquidation Corp.)   $    2,730            $    2,730
   Michigan Strategic Fund Limited
    Obligation Revenue Bonds (1989
    and 1990 series)                            1,560                 2,005
   Georgetown Industrial Development
    Corporation Revenue Bond                    1,042                 1,766
   Mortgage note (notes in 1999)
    payable to bank                               598                 1,660
   Other                                          --                     35
                                          ----------------      ----------------
   Long-term debt                               5,930                 8,196
   Current maturities of long-term debt         1,312                 1,334
                                          ----------------      ----------------
   Long-term debt, less current maturities $    4,618            $    6,862
                                          ================      ================

The note payable to Dynacept Company provides for monthly installments of interest only, at a rate of 5%, with the entire principal balance due and payable in full on March 31, 2003. The note is secured by a letter of credit with the bank.

The Michigan Strategic Fund Limited Obligation Revenue bonds (1989 and 1990 series) provide for semi-annual interest payments with rates that vary from 7.3% to 7.65% and annual principal payments through September 2001. The bonds are collateralized by a letter of credit with the bank.

The Georgetown Industrial Development Corporation Revenue Bond provides for monthly principal payments ranging from $63,000 to $80,000 plus interest through November 2002. Interest is fixed at 6.56% through September 2000, and then becomes variable at 77% of the bank's base lending rate.

The mortgage note payable to the bank, provides for a monthly payment of $8,540 monthly, including interest at 7.95% through February 2008.

The above debt, except the note payable to Dynacept Company, is secured by property and equipment. In connection with the overall bank financing agreement, the Company must comply with certain financial and non-financial restrictive covenants. The restrictive covenants include limitations on the amount of required working capital, the ratio of debt to tangible net worth and the minimum amount of tangible net worth.

Maturities of long-term debt for the four fiscal years succeeding 2001 are:
2002 - $1,407,000; 2003 - $66,000; 2004 - $2,802,000; and 2005 - $78,000.

6. Leases and Commitments

The Company leases certain transportation equipment and manufacturing facilities under operating leases expiring at various dates through 2005. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Minimum lease payments required under operating leases for future years are as follows: 2001 - $1,235,000; 2002 - $945,000;
2003 - $728,000; 2004 - $387,000; 2005 - $113,000.

Total lease expense for facilities and equipment amounted to $1,066,000 in 2000; $706,000 in 1999; and $407,000 in 1998.

7. Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

                                                Years Ended March 31
                                     ----------------------------------------
                                       2000            1999            1998
                                     --------        --------        --------
  Current:
     Federal                         $ 1,781         $  (276)        $   675
     State and local                     212             --               50
                                     --------        --------        --------
                                       1,993            (276)            725
  Deferred                              (301)           (177)            135
                                     --------        --------        --------
  Total income tax expense (benefit) $ 1,692         $  (453)        $   860


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at fiscal year ends were as follows (in thousands):

                                                       March 31
                                          ---------------------------------
                                             2000                   1999
                                          ----------             ----------
Deferred tax assets
  Accrued compensation and benefits       $     72               $    105
  Accounts receivable reserves                 143                    282
  Inventory valuation and related
    reserves                                   227                    148
  Accrued expenses related to
    plant closing                               51                    --
  Other                                         58                     16
                                          ----------             ----------
                                               551                    551
                                          ----------             ----------
Deferred tax liabilities
  Accounts receivable valuation               (111)                  (167)
  Accumulated depreciation and
    amortization                            (1,949)                (2,207)
  Other                                        (13)                   --
                                          ----------             ----------
                                            (2,073)                (2,374)
                                          ----------             ----------
Net deferred tax liability                $ (1,522)              $ (1,823)
                                          ==========             ==========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                Years Ended March 31
                                   -------------------------------------------
                                      2000             1999            1998
                                   ----------       ----------      ----------
Statutory federal income tax rate     34.0%           (34.0%)          34.0%
State and local income
   taxes, net of federal income
   tax effect                          4.7              --              2.0
Other                                  (.8)             3.9            (1.0)
                                   ----------       ----------      ----------
Effective income tax rate             37.9%           (30.1%)          35.0%
                                   ==========       ==========      ==========

8. Employee Benefit Plan

The Company maintains a defined contribution plan (401K) covering substantially all employees. Under the Plan, employees' contributions are made on a tax deferred basis and are partially matched by the Company. Total expense under the Plan was $168,000, $131,000, and $128,000 for 2000, 1999 and 1998,
respectively.

9. Supplemental Disclosures of Cash Flow Information

(in thousands)                                    Years Ended March 31
                                      ------------------------------------------
                                        2000             1999             1998
                                      --------         --------         --------
Operating Activities:
Interest paid, net of amount
   capitalized                        $  500           $  614           $  604
Interest received                     $  193           $  264           $  278
Income taxes paid, net of
   refunds received                   $  124           $  654           $  689

Non-cash Investing and Financing Activities:
Capital expenditures included in
   accounts payable                   $  --            $  688           $   --
Issuance of note payable related
   to acquisition                     $  --            $2,730           $   --


10. Capital Stock

The Company maintains a stock option plan for key employees and has reserved 920,000 shares of common stock for such plan. The options must be exercised within ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options generally vest from two to five years from the date of grant.

In July 1996, the Company established an Outside Director Stock Option Plan and has reserved 300,000 shares of common stock for such plan. The options must be exercised within three-and-a half to ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options become vested six months to three years after the grant date.

A summary of stock option activity (which includes both plans) is as follows:

                                                                    Weighted
                                              Option Price        Average Price
                                Shares          Per Share           Per Share
                             ------------  ------------------  -----------------
Options outstanding at
    March 31, 1997              100,700      $5.00 - $12.50           $8.57
Granted                         261,000      $6.25 -  $8.50           $6.98
Canceled                        (23,500)     $6.13 - $12.50          $10.20
                             ------------  ------------------  -----------------
Options outstanding at
    March 31, 1998              338,200      $5.00 - $12.50           $7.23
Granted                          49,000      $4.63 -  $6.56           $6.28
Canceled                        (35,000)     $6.25 - $12.50           $6.80
                             ------------  ------------------  -----------------
Options outstanding at
    March 31, 1999              352,200      $4.63 - $12.50           $7.14
Granted                         660,000      $3.13 - $10.50           $3.93
Canceled                        (45,000)     $4.88 - $12.50           $6.94
Exercised                        (5,500)     $6.13 -  $7.25           $6.33
                             ------------  ------------------  -----------------
Options outstanding at
    March 31, 2000              961,700      $3.13 - $12.50           $4.95
                             ============  ==================  =================

There were 252,800 and 395,800 shares available for future grant under the plans at March 31, 2000 and 1999, respectively. The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2000:

                                      Options Outstanding                  Options Exercisable
                        -------------------------------------------    ---------------------------
                                          Weighted
                                          Average         Weighted                   Weighted
                                          Remaining       Average                    Average
    Ranges of                              Life in        Exercise                   Exercise
 Exercise Prices          Shares            Years           Price        Shares        Price
--------------------------------------------------------------------------------------------------
 $3.01 to $4.00          470,000             9.1            $3.13       470,000        $3.13
 $4.01 to $5.00          155,000             7.4            $4.88        11,333        $4.92
 $5.01 to $6.00            1,000             6.3            $5.75         1,000        $5.75
 $6.01 to $7.00          178,700             6.5            $6.39        41,032        $6.30
 $7.01 to $8.00           77,000             7.1            $7.25        77,000        $7.25
 $8.01 to $9.00           55,000             2.5            $8.56        26,664        $8.50
   over $9.00             25,000             4.0           $12.10        20,000        $12.50

For all plans, options of 647,029, 137,032, and 58,450 shares were exercisable at March 31, 2000, 1999, and 1998 with a weighted average exercise price of $4.45, $7.83, and $8.91, respectively.

The weighted average fair value per share of employee stock based compensation issued during fiscal 2000, 1999 and 1998 was $1.86, $3.24 and $3.90, respectively. The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:

                                        2000        1999        1998
                                     ----------  ----------  ----------
Expected life (in years)                4.5         6.9         10
Interest rate                           5.29%       5.59%        6.12%
Volatility                             54.0%       37.9%        34.0%
Dividend yield                          --          --           --

Employee stock based compensation costs would have reduced pre-tax income by $997,000, $292,000, and $277,000 in 2000, 1999 and 1998, respectively, if the fair values of such compensation had been recognized as compensation expense on a straight-line basis over the vesting periods of the grants.

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

                                         Years Ended March 31
                            ---------------------------------------------
                               2000             1999              1998
                            ----------       ----------        ----------
Net Earnings (Loss):
   As reported               $ 2,771          $(1,052)          $ 1,597
   Pro forma                 $ 2,113          $(1,242)          $ 1,417
Basic Earnings per Share:
   As reported               $   .74          $  (.28)          $   .43
   Pro forma                 $   .56          $  (.33)          $   .38
Diluted Earnings per Share:
   As reported               $   .66          $  (.28)          $   .43
   Pro forma                 $   .50          $  (.33)          $   .38

The Company maintains an Employee Stock Purchase Plan and reserved 100,000 shares of Common Stock for such plan. Under the plan, any eligible employee may purchase stock at a price equal to 85% of the fair market value as of the last day of the option period.

11. Earnings Per Share

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                                   Years Ended March 31
                                            ----------------------------------
                                              2000         1999         1998
                                            --------     --------     --------
 Net income (loss)                          $ 2,771      $(1,052)     $ 1,597
 Weighted average shares outstanding for
   basic earnings per share                   3,755        3,745        3,740
 Effect of dilutive stock options               458          --            12
 Adjusted weighted average shares
   outstanding for diluted earnings
   per share                                  4,213        3,745        3,752
 Basic earnings per share                   $   .74      $  (.28)     $   .43
 Diluted earnings per share                 $   .66      $  (.28)     $   .43


Options to purchase 25,000, 386,200 and 345,200 shares of common stock in fiscal years 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the stock. Diluted earnings per share for the year ended March 31, 1999 is based only on the weighted average number of common shares outstanding as the inclusion of 3,000 common share equivalents would have been anti-dilutive.

12. Acquisition of Dynacept Company, Inc.

On June 1, 1998, Triple S Plastics, Inc. purchased, for cash of $909,000 and long-term debt of $2.7 million the assets of Dynacept Company, Inc. (Dynacept).
Dynacept is a rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method. The results of Dynacept have been included in the Company's consolidated financial statements from June 1, 1998. Goodwill, amounting to $3.3 million, is being amortized on a straight line basis over 15 years.

13. Plant Closing Costs

On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment from that facility to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and disposition of the former Victor Plastics facility. The estimated loss on closing included the writedown of property, plant and equipment to market value based on an independent appraisal, as well as closedown expenses. The pre-tax effect of this charge is shown in the Consolidated Statements of Income as plant closing costs. The sale of the Tucson facility was final in December 1999 and no additional provision for closing costs was necessary.

14. Unusual Item

Near the end of the third quarter of fiscal year 1999, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company.
Accordingly, in the third quarter of fiscal 1999 the Company recorded a pre-tax charge of $1.4 million ($935 after tax, or $.25 per basic and diluted share) relating to an increase in its allowance for doubtful accounts, inventory reserves and accrued liabilities to provide for anticipated losses and legal costs concerning accounts receivable balances and inventory on hand for these customers. This pre-tax charge is shown in the Consolidated Statements of Income as an unusual item.

15. Commitments and Contingencies

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

On July 9, 1999 the company reached an agreement with Capitol Vial, Inc. that resolved Capitol Vial's claims of patent infringement against the Company with no settlement expense to Triple S Plastics, Inc.




              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Triple S Plastics, Inc.
Vicksburg, Michigan


We have audited the accompanying consolidated balance sheets of Triple S
Plastics, Inc. as of March 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triple S
Plastics, Inc. at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended
March 31, 2000 in conformity with generally accepted accounting principles.



BDO Seidman, LLP
Kalamazoo, Michigan
May 4, 2000




          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULE



The Board of Directors
Triple S Plastics, Inc.
Vicksburg, Michigan


The audits referred to in our report dated May 4, 2000 relating to the consolidated financial statements of Triple S Plastics, Inc. which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Kalamazoo, Michigan
May 4, 2000



                              TRIPLE S PLASTICS, INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                        Balance at     charged to    Charged                   Balance
                                        beginning       costs and    against       Other      at end of
Description                             of period        expenses    reserves     changes       period
-----------                            ------------   ------------  ----------   ---------   -----------
Reserves and allowances deducted from
  asset accounts:

Allowance for uncollectible accounts
  receivable:
  Year ended March 31, 2000              $709,000        $93,000      $502,000        --       $300,000

  Year ended March 31, 1999              $350,000     $1,071,000      $712,000        --       $709,000

  Year ended March 31, 1998              $255,000        $95,000          --          --       $350,000




Reserve for inventory obsolescence:

  Year ended March 31, 2000              $110,000       $140,000          --          --       $250,000

  Year ended March 31, 1999              $493,340          --         $383,340        --       $110,000

  Year ended March 31, 1998              $425,000       $ 68,340          --          --       $493,340





                                        EXHIBIT INDEX

Exhibit No.     Description                                           Page
-----------     -----------                                           ----
3(a)            Registrant's Second Amended and Restated
                Articles of Incorporation were filed as
                Exhibit 3(a) to a Registration Statement on Form
                S-1 (No. 33-74866) and the same is incorporated herein by reference.

3(b) Registrant's Bylaws were filed as Exhibit 3(b) to a Registration Statement on Form S-1 (No. 33-
                74866) and the same is incorporated herein by reference.

4 A specimen Form of Stock Certificate was filed as Exhibit 4 to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(1) A Business Loan Agreement between Registrant and National City Bank of Michigan/Illinois dated November 1, 1992, and as amended December 21, 1993, with respect to Registrant's Line of Credit, Secured Term Loan Availability, Secured End Mortgage, Real Estate Mortgage for Subsidiary, and Secured Term Loan to subsidiary were filed as
                Exhibit 10(a)(1) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

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

10(a)(5) A Reimbursement Agreement between Registrant and National City Bank of Michigan/Illinois dated November 1, 1992 backing the 1989 Michigan Strategic Fund Limited Obligation Revenue Bonds was filed as Exhibit 10(a)(5) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(a)(6) A Reimbursement Agreement between Registrant and National City Bank of Michigan/Illinois dated November 1, 1992 backing the 1990 Michigan Strategic Fund Limited Obligation Revenue Bonds was filed as Exhibit 10(a)(6) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

10(b) A Loan Guarantee Agreement and related Security Agreement between Subsidiary and National City Bank of Michigan/Illinois dated November 1, 1992 was filed as Exhibit 10(b) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

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

10(f) Lease between Triple S Plastics, Inc. and Westinghouse Road Joint Venture regarding the manufacturing and office building for the Georgetown, Texas manufacturing facility, which was filed as Exhibit 10(f) to the Company's report on Form 10-K for the year ended
                March 31, 1999.

10(g) Lease between Dynacept Corporation, Inc., subsidiary of Triple S Plastics, Inc., and Dynacept Company, Inc., now known as MLM Liquidation Corp., regarding the manufacturing and office building for the Dynacept Corporation, Inc. facility, which was filed as
                Exhibit 10(g) to the Company's report on Form 10-K for the year ended March 31, 1999.

10(h) Lease between Triple S Plastics, Inc. and Alliance Commerce Center No. 4, Ltd. regarding the manufacturing and office building for the Fort Worth, Texas manufacturing facility.

10(i)           Lease between Triple S Plastics, Inc. and
                Westinghouse Road Joint Venture regarding warehouse space for the Georgetown, Texas manufacturing facility.

10(j) A line of credit agreement between Registrant and National City Bank of Michigan/Illinois dated March 22, 2000.

*10(k) Employment agreement - Albert Christian Schauer, which was filed as Exhibit 10 to the Company's report on Form 10-Q for the quarter ended
                September 30, 1999.

21              List of Subsidiaries

23              Consent of Experts and Counsel

27              Financial Data Schedule


*Indicates a compensatory arrangement

                                 EXHIBIT 21

LIST OF SUBSIDIARIES


Dynacept Corporation, Inc., a New York Corporation

Triple S Technologies Limited Partnership, a Michigan Corporation

                                 EXHIBIT 23


CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Triple S Plastics, Inc.
Vicksburg, Michigan


We hereby consent to the incorporation by reference in the Company's Registration Statements (No. 33-83214, No. 33-83212, No. 333-20365 and
No. 333-20451) of our reports dated May 4, 2000, relating to the consolidated financial statements and schedule of Triple S Plastics, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2000.




BDO Seidman, LLP
Kalamazoo, Michigan
May 4, 2000