Form 10-K/A
period 2000-03-31
TRIPLE S PLASTICS INC
filed 2000-07-31
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                               FORM 10-K/A No. 1
(X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

        Yes: __X__     No: ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 15, 2000, there were 3,754,911 shares of the registrant's common stock, no par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405)on that date was approximately $33,039,886 computed on the closing price on that date.

This Form 10-K/A Amendment No. 1 (this "Amendment") amends and supplements the Form 10-K (the "Original Form 10-K") filed by Triple S Plastics, Inc., a Michigan corporation (the "Company"), on June 29, 2000. The sole purpose of this Amendment is to amend and restate Items 10, 11, 12 and 13 of Part III of the Original Form 10-K to read in their entirety as set forth below. Defined terms not otherwise defined herein shall have the respective meanings ascribed thereto in the Original Form 10-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors is shown below. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is shown below under Item 12.

Names, Ages, Positions and Backgrounds of Directors       Service as a Director
-------------------------------------------------------   ---------------------
Robert D. Bedilion (62) retired December 31, 1996, from   Director since 1997
his position as President of Polymerland Incorporated,    Member of
a subsidiary of General Electric Company, which he held   Compensation Committee
since 1989.

Daniel B. Canavan (46) is the Chairman of the Board, and Director since 1982 he has held that position for more than five years.
Prior to May 25, 1999, he also served as the Company's
Chief Executive Officer.

Evan C. Harter (57) is the Chairman of AppsMall.com, an   Director since 1998
internet start up company. In addition, he is the         Member of Audit and
Chairman of International Marketing Strategies (IMS,      Compensation
Inc.), an organization that assists businesses to grow    Committees
from strong regional manufacturers into internationally competitive enterprises, which position he has held for more than five years.

James F. Hettinger (51) is the President and Chief        Director since 1992
Executive Officer of Battle Creek Unlimited, Inc.         Member of
(an industrial park development corporation), and he      Compensation Committee
has held that position for more than five years.

A. Christian Schauer (57) is the Chief Executive          Director since 1990
Officer of the Company, and was appointed such on May 25, 1999. Prior to becoming the Company's Chief
Executive Officer he was the Chairman and Chief
Executive Officer of Clausing Industrial, Inc.
(machine tool distribution), Kalamazoo, Michigan, a position that he held for more than five years.
Mr. Schauer also serves as a director of the 600 Group
PLC (an international engineering company) with shares publicly traded on the London Stock Exchange.
In addition, Mr. Schauer is a director of Griffith
Laboratories International, Inc. (food ingredient and flavor system manufacturer), Alsip, Illinois, and The Windquest Companies, Inc. (a manufacturer of storage systems), Grand Rapids, Michigan.

David L. Stewart (61) has been retired for more than      Director since 1969
five years.  Prior to his retirement, Mr. Stewart         Member of Audit
served as the Company's Chairman and Chief Executive      Committee
Officer.

Donald W. Thomason (56) retired in 1999 from his          Director since 1999
position as Executive Vice President, Corporate           Member of Audit
Services and Technology of the Kellogg Company, a         Committee
worldwide consumer goods food company, which he had held since 1990. Mr. Thomason also serves as Lead Director on the Board of Southeast Michigan
Gas Company, a gas distribution and engineering company. He has served on this Board since 1995, holding the Lead Director position since 1998.

Victor V. Valentine, Jr. (54) has been the                Director since 1983
Company's President since 1990.


     Based upon a review of Forms 3, 4 and 5 furnished to the Company during or with respect to the preceding fiscal year and written representations from certain reporting persons, the Company is not aware of any failure by any reporting person to make timely filings of those forms as required by Section 16(a) of the Securities Exchange act of 1934.

Item 11.  Executive Compensation

The following table contains information regarding compensation with respect to the three preceding fiscal years of the Company's chief executive officer and each of the four (4) other most highly compensated executive officers whose salary and bonus exceeded $100,000 (the "Named Executives"). This information is reflected on an accrual basis for each fiscal year so that bonuses relate to the year of performance, even though paid in the ensuing fiscal year.

                                                                    Long-Term
                                                                   Compensation
                                                               ---------------------
                                       Annual Compensation     Securities Underlying       All Other
Executive                   Year       Salary($)  Bonus($)           Options(#)       Compensation ($)(1)
---------                   ----      ---------------------    ---------------------  -------------------
A. Christian Schauer (2)    2000       217,787    116,410            490,000                 9,053
Chief Executive Officer

Daniel B. Canavan           2000       204,910     75,870             20,000                 5,601
Chairman of the Board       1999       183,527       -0-                -0-                  2,535
                            1998       196,062       -0-              40,000                 3,257

Victor V. Valentine, Jr.    2000       184,364    113,550             20,000                13,576
President                   1999       149,558       -0-                -0-                  3,324
                            1998       154,735       -0-              40,000                 2,946

Michael E. Zaagman          2000       127,703     30,200             15,000                 1,960
Vice President Engineering  1999       110,955       -0-                -0-                  2,482
and Technical Services      1998       122,397      4,000             30,000                 2,170

Phillip W. Weaver           2000       125,671     30,200             15,000                 2,946
Vice President Human        1999       101,822       -0-                -0-                  2,685
Resources and Organization  1998       107,089      4,000             30,000                 1,505
Development

(1) The amounts set forth in this column include: (a) Company matching contributions under the Company's 401k Plan, pursuant to which substantially all employees of the Company are eligible to participate; and (b) payments by the Company of premiums for term life insurance for the benefit of the Named Executives.

(2)     Mr. Schauer joined the Company as Chief Executive Officer on
        May 25, 1999.

                            Option Grants in Last Fiscal Year

                                             Individual Grants
                       -----------------------------------------------------------
                        Number of         Percent of
                        Securities          Options        Exercise                  Grant Date
                        Underlying      Granted to All       Price     Expiration      Present
Executive               Options(#)         Employees       ($/sh)(3)      Date       Value($)(4)
---------              ------------    ----------------   -----------  ----------    -----------
A. Christian Schauer     470,000(1)                          3.125       5/11/09       737,900
                          20,000(2)                          4.88        7/23/09        47,800
                         -------                                                       -------
                         490,000             79.67%                                    785,700

Daniel B. Canavan         20,000(2)           3.25           4.88        7/23/09        47,800

Victor V. Valentine, Jr.  20,000(2)           3.25           4.88        7/23/09        47,800

Michael E. Zaagman        15,000(2)           2.44           4.88        7/23/09        35,850

Phillip W. Weaver         15,000(2)           2.44           4.88        7/23/09        35,850

(1)     Options currently exercisable.

(2) Options become exercisable for 50% of the shares subject to the option on the first anniversary of the grant and for the balance on the second anniversary of the grant.

(3) The exercise price may be paid in cash, and/or surrender of outstanding shares of the Company's common stock.

(4) Present value calculated under the Black-Scholes model, assuming a risk-free rate of return equal to 10 year treasury bonds (5.29%), a dividend yield of zero, 54 percent volatility, and exercise in four and one-half years. This model is an alternative suggested by the Securities and Exchange Commission, and the Company neither endorses this particular model nor necessarily agrees with the method for valuing options. The future performance of the Company and the price of its shares will ultimately determine the value of these options.


    Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

     The following table contains information regarding the exercise of option during the preceding fiscal year by the above-named executives, as well as unexercised options held by them at fiscal year-end:

                          Number of Securities
                         Underlying Unexercised          Value of Unexercised
                           Options at Fiscal           In-the-Money Options at
                              Year-End (#)                Fiscal Year-End ($)
                      ----------------------------  ----------------------------
                      Exercisable    Unexercisable  Exercisable    Unexercisable

A. Christian Schauer     470,000         20,000       5,785,700         211,200
Daniel B. Canavan         23,000         40,000         191,730         395,000
Victor V. Valentine, Jr.  23,000         40,000         191,730         395,000
Michael E. Zaagman        18,000         30,000         150,780         296,250
Phillip W. Weaver         18,000         30,000         150,780         296,250

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table contains information regarding ownership of the Company's common stock by each director, each executive officer named in the tables under the caption Executive Compensation, and all directors and executive officers as a group. The content of this table is based upon information supplied by the persons identified in the table and represents the Company's understanding of circumstances in existence as of July 31, 2000.

                                   Amount and Nature of
                                   Beneficial Ownership

                            Shares Beneficially  Exercisable
Name of Beneficial Owner         Owned (1)       Options (2)    Percent of Class
------------------------   --------------------  ------------   ----------------

Robert D. Bedilion                 32,700           21,700              *
Daniel B. Canavan (3)             956,868           43,000            21.0
Evan C. Harter                      5,666            5,666              *
James F. Hettinger                 23,200           23,000              *
A. Christian Schauer (3)          537,667          499,667            11.8
David L. Stewart                  149,823           23,000             3.3
Donald W. Thomason                   -0-              -0-               *
Victor V. Valentine, Jr. (3)      988,066           43,000            21.7
Phillip W. Weaver                  33,200           33,000              *
Michael E. Zaagman                 33,957           33,000              *
All executive officers and
 directors as a group
 (15 persons)                   2,873,570          754,033            63.1
_____________________________________________
*Less than one percent

(1) Unless otherwise noted, the persons named in the table have sole voting and sole investment power or share voting and investment power with their respective spouses.

(2) This column reflects shares subject to options exercisable within 60 days, and these shares are included in the column captioned "Shares Beneficially Owned".

(3) On May 11, 1999 Mr. Valentine, Mr. Canavan and Mr. Schauer entered into an irrevocable proxy and purchase right agreement (the "Proxy Agreement"). Under the Proxy Agreement, Mr. Valentine and Mr. Canavan agreed that they would vote their shares to elect Mr. Schauer to the Board of Directors of the Company for so long as Mr. Schauer remains chief executive officer of the Company. Due to the limited nature of the proxy power granted, information in the table above does not deem any of these three individuals to have beneficial ownership of the shares of one or more of the others because of the Proxy Agreement or otherwise.

Item 13.  Certain Relationships and Related Transactions

     William J. Stewart, a Vice President of the company, and David L. Stewart are brothers. There are no other family relationships between or among the directors and executive officers of the Company.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2000                 TRIPLE S PLASTICS, INC.


                                     By: _/S/_MARLAN_R._SMITH_____________
                                     Marlan R. Smith, Vice President Finance,
                                     Chief Financial Officer, and Secretary