Form 10-Q
period 2000-06-30
TRIPLE S PLASTICS INC
filed 2000-08-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

                                      FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 2000

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

                                     (616) 327-3417
                  (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes __X__  No _____

     The registrant had 3,763,541 shares of common stock outstanding as of August 11, 2000.

                              TRIPLE S PLASTICS, INC.

                                      INDEX





                                                                      Page No.

Part I.  Financial Information

         Item 1. Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets -                     3
                 June 30, 2000 and March 31, 2000

                 Condensed Consolidated Statements of Income - Three Months 4 Ended June 30, 2000 and 1999

                 Condensed Consolidated Statements of Cash Flows -           5
                 Three Months Ended June 30, 2000 and 1999

                 Notes to Condensed Consolidated Financial Statements        6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         8

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk (not applicable)



Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                           11

                             TRIPLE S PLASTICS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited, dollars in thousands)

                                                   June 30         March 31
                                                    2000             2000
                                               -------------     ------------
ASSETS
Current Assets:
  Cash and cash equivalents                      $    1,759        $   1,806
  Accounts receivable, less allowance of $300        16,982           13,929
  Inventories (Note 4)                                8,478            6,344
  Deferred income taxes                                 427              427
  Other                                               1,374              656
                                               -------------     ------------
           Total Current Assets                      29,020           23,162

Property, Plant and Equipment                        44,765           40,482
  Less accumulated depreciation and amortization     18,002           16,726
                                               -------------     ------------
           Net Property, Plant and Equipment         26,763           23,756

Other:
  Assets held for sale (Note 2)                         868              868
  Goodwill, net of accumulated amortization of
    $912 and $848 (Note 6)                            4,978            3,641
  Miscellaneous                                          49               59
                                               -------------     ------------
           Total Other Assets                         5,895            4,568
                                               -------------     ------------
                                                 $   61,678       $   51,486
                                               =============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable (Note 5)                         $    3,244       $      --
  Accounts payable                                    8,593            5,543
  Accrued compensation                                1,433            1,570
  Income taxes payable                                1,297              831
  Deferred mold revenue                               1,912              547
  Other accrued expenses (Note 7)                     1,446            1,331
  Current maturities of long-term debt                1,949            1,312
                                               -------------     ------------
           Total Current Liabilities                 19,874           11,134

Long-Term Debt, less current maturities               3,850            4,618
Deferred Income Taxes                                 1,949            1,949
                                               -------------     ------------
           Total Liabilities                         25,673           17,701

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued                     --               --
  Common stock, no par value, 10,200,000 shares
    authorized, 3,761,143 and 3,759,716 shares
    issued and outstanding                           14,538           14,529
  Retained earnings                                  21,467           19,256
                                               -------------     ------------
           Total Shareholders' Equity                36,005           33,785
                                               -------------     ------------
                                                  $  61,678        $  51,486
                                               =============     ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPLE S PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                     (in thousands, except per share amounts)

                                                 Three Months Ended
                                                       June 30
                                           ------------------------------
                                               2000              1999
                                           ------------      ------------
Net Sales                                   $   32,138        $   19,246
Cost of Sales                                   25,527            15,706
                                           ------------      ------------
Gross Profit                                     6,611             3,540

Selling and marketing expenses                     690               982
General and administrative expenses              2,400             2,157
Plant closing costs (Note 7)                      --               1,312
                                           ------------      ------------
      Total Operating Expenses                   3,090             4,451
                                           ------------      ------------
      Operating Income (Loss)                    3,521              (911)

Interest Expense (Income):
  Interest expense                                 112               135
  Interest income                                  (22)              (70)
                                           ------------      ------------
      Net Interest Expense                          90                65
                                           ------------      ------------
      Income (Loss) Before Income Taxes          3,431              (976)

Income Tax Expense (Benefit)                     1,220              (355)
                                           ------------      ------------
      Net Income (Loss)                     $    2,211        $     (621)
                                           ============      ============

Basic Earnings (Loss) per Share of
  Common Stock                              $      .59        $     (.17)
                                           ============      ============
Diluted Earnings (Loss) per Share of
  Common Stock                              $      .50        $     (.17)
                                           ============      ============

Shares Used in Computing Earnings per Share:
  Basic                                          3,761             3,751
  Diluted                                        4,449             3,751

See accompanying notes to condensed consolidated financial statements.

                              TRIPLE S PLASTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited, in thousands)

                                                   Three Months Ended
                                                        June 30
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss)                           $     2,211     $      (621)
  Adjustments to reconcile net income
  (loss) to cash provided by (used in)
  operating activities:
    Depreciation and amortization                   1,107             992
    Plant closing costs (Note 7)                     --             1,312
    Changes in assets and liabilities, net
    of amounts acquired from business
    acquisition:
      Accounts receivable                          (2,924)           (612)
      Inventories                                  (2,124)           (610)
      Accounts payable                              3,019            (448)
      Other                                           988             (66)
                                              ------------    ------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     2,277             (53)

INVESTING ACTIVITIES:
  Capital expenditures                             (3,814)           (665)
  Proceeds from sale of property and equipment         47               8
  Business acquisition, net (Note 6)               (1,310)            --
                                              ------------    ------------
CASH USED IN INVESTING ACTIVITIES                  (5,077)           (657)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                9              12
  Net borrowings under note payable                 3,057             --
  Principal payments on long-term debt               (313)           (340)
                                              ------------    ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     2,753            (328)
                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (47)         (1,038)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD       1,806           5,594
                                              ------------    ------------
CASH AND CASH EQUIVALENTS-END OF PERIOD       $     1,759     $     4,556
                                              ============    ============

See accompanying notes to condensed consolidated financial statements.

                              TRIPLE S PLASTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited, Dollars in thousands)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.  Assets Held for Sale

    As discussed in Note 7, the Company's Tucson, Arizona facility was sold in December 1999 and the former Victor Plastics facility is being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure.

3.  Business

    During the three months ended June 30, 2000 and 1999, a telecommnications customer accounted for 68% and 50% of net sales, respectively.

4.  Inventories

Inventories are summarized as follows:
                                               June 30         March 31
                                                 2000            2000
                                            -------------   --------------
       Raw materials and packaging            $  5,277         $  3,658
       Finished goods and work-in-process        3,201            2,686
                                            -------------   --------------
       Total Inventories                      $  8,478         $  6,344
                                            =============   ==============

5.  Note Payable

    The Company has a $10.0 million unsecured line of credit with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios. There was $3.1 million outstanding under this agreement at June 30, 2000. There were no borrowings under the agreement at March 31, 2000.

6.  Acquisition of Burco Precision Products, Inc.

    On June 16, 2000, Triple S Plastics, Inc. purchased, for cash of
$1.3 million and a note payable of $60, the outstanding stock of Burco Precision Products, Inc. (Burco), a tool shop located in Denton, Texas. The transaction has been accounted for using the purchase method. Burco's results have been included in the Company's condensed consolidated financial statements from the date of acquisition. Goodwill, amounting to $1.4 million is being amortized on a straight-line basis over 15 years.

7.  Plant Closing Costs

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

8.  Subsequent Event

    On July 14, 2000, the Company and Eimo Oyj of Finland announced that they had entered into a formal merger agreement. The transaction is subject to approval by the stockholders of the Company and Eimo and certain government entities and agencies. The merger is intended to be tax free to the shareholders of the Company and is intended to be accounted for as a pooling-of-interests under Finnish generally accepted accounting principles.

9.  Supplemental Disclosure of Cash Flow Information

    Non-cash investing and financing activities in conjunction with the acquisition of Burco were as follows:

          Equipment additions        $   274
          Notes payable                  187
          Long-term debt                 182

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

Overview

    The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the telecommunications, consumer products, automotive, medical/pharmaceutical, and information technologies markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

Results of Operations

    On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The sale of this facility was final in December 1999. The impact of these actions are discussed in Note 7 to the Condensed Consolidated Financial Statements.

    The following table sets forth, for the three months ended June 30, 2000 and 1999, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                                Three months ended
                                                     June 30
                                              -----------------------
                                                 2000         1999
                                              ----------   ----------
Net Sales                                       100.0%       100.0%
Cost of Sales                                    79.4         81.6
                                              ----------   ----------
Gross Profit                                     20.6         18.4
Selling & Marketing Expenses                      2.1          5.1
General & Administrative Expenses                 7.5         11.2
Plant Closing Costs                               --           6.8
                                              ----------   ----------
Operating Expenses                                9.6         23.1
Operating Income (Loss)                          11.0         (4.7)
Interest Expense, net                             0.3          0.4
                                              ----------   ----------
Income (Loss) Before Income Taxes                10.7         (5.1)
Income Tax Expense (Benefit)                      3.8         (1.9)
                                              ----------   ----------
Net Income (Loss)                                 6.9%        (3.2)%
                                              ==========   ==========


Net Sales

    Net sales for the first quarter ended June 30, 2000 increased 67.0% compared to the first quarter of the prior year. The first quarter sales increase reflected exceptionally strong shipments to the telecommunications market which comprised 71.2% of net sales for the first quarter of this year. Sales to customers in all the other markets the Company serves reflected decreases as a percentage of net sales. Management anticipates the Company's reliance on the telecommunications market will continue into the foreseeable future.
    The overall increase in sales is principally related to volume as no significant price increases occurred during the first three months of fiscal 2001.

Cost of Sales

    Cost of sales as a percentage of net sales decreased to 79.4% in the first quarter of fiscal 2001 compared to 81.6% for the first quarter last year. The lower cost of sales percentage in fiscal 2001 is primarily attributed to higher overhead absorption as a result of increased sales. The lower cost of sales percentage is also attributed to molded part manufacturing cost reductions, primarily in labor cost, as a result of manufacturing efficiency improvement initiatives at the Company.

Selling and Marketing Expenses

   Selling and marketing expenses as a percentage of net sales decreased to 2.1% in the first quarter of fiscal 2001 compared to 5.1% for the first quarter of the prior year. The decrease principally relates to decreased commissions as a result of contract re-negotiation.

General and Administrative Expenses

    General and administrative expenses as a percentage of net sales decreased to 7.5% compared to 11.2% for the first quarter last year. This decrease was principally due to higher absorption as a result of increased sales, as well as to decreased legal and professional fees.

Income Taxes

    The Company's effective tax rate for the first three months of fiscal 2001 is 35.6% compared to the prior year rate of (36.4)%. The prior year rate is reflective of the losses incurred in the first three months of fiscal 2000.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the foreseeable future.
    Cash used from operations of $5.1 million for the first three months of fiscal year 2001 consisted primarily of an increase in accounts receivable and inventories.
    As a result of the higher sales level, accounts receivable increased by $3.1 million at June 30, 2000 compared to the prior fiscal year end, and represented 43 days sales outstanding which is 2 days lower than the end of the prior fiscal year. Inventories increased by $2.1 million at June 30, 2000 compared to the prior fiscal year end, and represented 32 days in inventory compared to 34 days at the end of the prior fiscal year. The increase is primarily due to increased inventory requirements related to the higher sales in our Texas facilities, in addition to increased tooling projects in process at June 30, 2000 compared to the prior fiscal year end.
    The Company has a $10.0 million unsecured line of credit agreement with a bank of which $6.9 million is available at June 30, 2000. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 10 - Effective April 1, 2000, Evan C. Harter, a Director, became a consultant to the Company to advise senior management on strategic issues. His compensation was fixed at $20,000 per month beginning in April 2000 and will continue for the foreseeable future. This agreement was approved by the Company's Board of Directors at their meeting on July 13, 2000.

     (b) Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIPLE S PLASTICS, INC.
                                       (Registrant)


Date: August 14, 2000                  _/s/_MARLAN R. SMITH__________________
                                       Marlan R. Smith
                                       Chief Financial Officer

Date: August 14, 2000                  _/s/_CATHERINE A. TAYLOR______________
                                       Catherine A. Taylor
                                       Corporate Controller (Chief Accounting
                                         Officer)