Form 10-Q
period 2000-09-30
TRIPLE S PLASTICS INC
filed 2000-11-13
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                    FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

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

                                 Yes __X__  No _____

     The registrant had 3,782,153 shares of common stock outstanding as of September 30, 2000.

                             TRIPLE S PLASTICS, INC.

                                    INDEX

                                                                      Page No.

Part I.  Financial Information

         Item 1.     Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets -                3
                     September 30, 2000 and March 31, 2000

                     Condensed Consolidated Statements of Income -          4
                     Three Months and Six Months Ended
                     September 30, 2000 and 1999

                     Condensed Consolidated Statements of Cash Flows -      5
                     Six Months Ended September 30, 2000 and 1999

                     Notes to Condensed Consolidated Financial Statements   6

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8

         Item 3.     Quantitative and Qualitative Disclosures About
                     Market Risk                                           10



Part II. Other Information

         Item 6.     Exhibits and Reports on Form 8-K                      11

                          TRIPLE S PLASTICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited, dollars in thousands)

                                                September 30       March 31
                                                    2000             2000
ASSETS                                          ------------     ------------
Current Assets:
  Cash and cash equivalents                      $    1,478       $   1,806
  Accounts receivable, less allowance of $300        20,185          13,929
  Inventories (Note 4)                                7,639           6,344
  Deferred income taxes                                 427             427
  Other                                               1,950             656
                                                ------------     ------------
        Total Current Assets                         31,679          23,162

Property, Plant and Equipment                        48,044          40,482
Less accumulated depreciation and amortization       18,330          16,726
                                                ------------     ------------
        Net Property, Plant and Equipment            29,714          23,756

Other:
  Assets held for sale (Note 2)                         --              868
  Goodwill, net of accumulated amortization of
    $999 and $848 (Note 6)                            4,891           3,641
  Miscellaneous                                          19              59
                                                ------------     ------------
        Total Other Assets                            4,910           4,568
                                                ------------     ------------
                                                 $   66,303       $  51,486
                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable (Note 5)                         $    3,367       $     --
  Accounts payable                                   10,153           5,543
  Accrued compensation                                1,946           1,570
  Income taxes payable                                1,617             831
  Deferred mold revenue                               1,763             547
  Other accrued expenses (Note 7)                     1,002           1,331
  Current maturities of long-term debt                1,947           1,312
                                                ------------     ------------
        Total Current Liabilities                    21,795          11,134

Long-Term Debt, less current maturities               3,758           4,618
Deferred Income Taxes                                 1,949           1,949
                                                ------------     ------------
        Total Liabilities                            27,502          17,701

Shareholders' Equity:
  Preferred stock, no par value, 1,000,000
    shares authorized, none issued                     --               --
  Common stock, no par value, 10,200,000 shares
    authorized, 3,782,153 and 3,759,716 shares
    issued and outstanding                           14,622          14,529
  Retained earnings                                  24,179          19,256
                                                ------------     ------------
        Total Shareholders' Equity                   38,801          33,785
                                                ------------     ------------
                                                 $   66,303       $  51,486
                                                ============     ============

See accompanying notes to condensed consolidated financial statements.

                               TRIPLE S PLASTICS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                     Three Months Ended       Six Months Ended
                                        September 30            September 30
                                  ----------------------  ----------------------
                                     2000        1999       2000        1999
                                  ----------  ----------  ----------  ----------
Net Sales                           $39,713     $23,709     $71,851     $42,955
Cost of Sales                        31,419      19,165      56,946      34,871
                                  ----------  ----------  ----------  ----------
Gross Profit                          8,294       4,544      14,905       8,084

Selling and marketing expenses          699       1,427       1,389       2,409
General and administrative expenses   3,185       1,494       5,585       3,651
Plant closing costs (Note 7)            --          --          --        1,312
                                  ----------  ----------  ----------  ----------
     Total Operating Expenses         3,884       2,921       6,974       7,372
                                  ----------  ----------  ----------  ----------
     Operating Income                 4,410       1,623       7,931         712

Interest Expense (Income):
   Interest expense                     195         131         307         266
   Interest income                       (9)        (41)        (31)       (111)
                                  ----------  ----------  ----------  ----------
     Net Interest Expense               186          90         276         155
                                  ----------  ----------  ----------  ----------
     Income Before Income Taxes       4,224       1,533       7,655         557

Income Tax Expense                    1,513         560       2,733         205
                                  ----------  ----------  ----------  ----------
     Net Income                     $ 2,711     $   973     $ 4,922     $   352
                                  ==========  ==========  ==========  ==========

Basic Earnings per Share of
          Common Stock              $   .72     $  0.26     $  1.31     $  0.09
                                  ==========  ==========  ==========  ==========
Diluted Earnings per Share
          of Common Stock           $   .59     $  0.24     $  1.09     $  0.09
                                  ==========  ==========  ==========  ==========

Shares Used in Computing Earnings per Share:
     Basic                            3,768       3,753       3,764       3,752
     Diluted                          4,564       4,057       4,514       3,952


See accompanying notes to condensed consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                         Six Months Ended
                                                           September 30
                                                    -------------------------
                                                      2000              1999
                                                    -------           -------
OPERATING ACTIVITIES:
  Net income                                        $ 4,922           $   352
  Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
    Depreciation and amortization                     2,293             1,975
    Changes in assets and liabilities,
    net of amounts acquired from
    business acquisition:
      Accounts receivable                            (6,171)           (1,748)
      Inventories                                    (1,285)           (1,258)
      Accounts payable                                4,579             1,590
      Other                                             546            (1,166)
                                                  ----------        ----------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       4,884              (255)

INVESTING ACTIVITIES:
  Capital expenditures                               (6,971)           (2,735)
  Proceeds from sale of property and
    equipment                                           203               --
  Business acquisition (Note 6)                      (1,310)              --
                                                  ----------         ---------
CASH USED IN INVESTING ACTIVITIES                    (8,078)           (2,735)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 93                20
  Net borrowings under note payable                   3,367               --
  Proceeds from issuance of long-term debt              660               --
  Principal payments on long-term debt               (1,254)             (892)
                                                  ----------        ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       2,866              (872)
                                                  ----------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (328)           (3,862)

CASH AND CASH EQUIVALENTS-BEGINNING OF PERIOD         1,806             5,594
                                                  ----------        ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD         $   1,478         $   1,732
                                                  ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in thousands)

1.   Presentation of Interim Information

     In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

2.   Assets Held for Sale

     As discussed in Note 7, the Company's Tucson, Arizona facility was sold in December 1999 and at that time, the former Victor Plastics facility was being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure. In September 2000, management decided to reactivate the former Victor Plastics facility. The asset has been reclassified from "assets held for sale" to "property, plant and equipment."

3.   Business

     During the six months ended September 30, 2000 and 1999, a telecom-munications customer accounted for 70% and 56% of net sales, respectively.

4.   Inventories


Inventories are summarized as follows:
                                          September 30         March 31
                                              2000               2000
                                          ------------       ------------

     Raw materials and packaging            $  4,498           $  3,658
     Finished goods and work-in-process        3,141              2,686
                                          ------------       ------------
     Total Inventories                      $  7,639           $  6,344
                                          ============       ============

5.   Note Payable

     The Company has a $10,000 unsecured line of credit with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios. There was $3,367 outstanding under this agreement at September 30, 2000. There were no borrowings under the agreement at March 31, 2000.


6.   Acquisition of Burco Precision Products, Inc.

     On June 16, 2000, Triple S Plastics, Inc. purchased, for cash of
$1,310, assumption of long-term debt of $309 and a note payable of $60, the outstanding stock of Burco Precision Products, Inc. (Burco), a precision mold-building business located in Denton, Texas. The transaction has been accounted for using the purchase method. Burco's results have been included in the Company's condensed consolidated financial statements from the date of acquisition. Goodwill amounting to $1,400 is being amortized on a straight-line basis over 15 years.

7.  Plant Closing Costs

    On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. A charge for closing costs was recorded in the first quarter ended June 30, 1999 and reflected the cost of closing the Tucson facility and disposition of the former Victor Plastics facility. The estimated loss on closing included the writedown of property, plant and equipment to market value based on an independent appraisal, as well as closedown expenses. The pre-tax effect of this charge is shown in the Condensed Consolidated Statements of Income as plant closing costs. The Tucson facility was sold in December 1999 and no additional provision for closing costs was necessary. In September 2000, management decided to reactivate the former Victor Plastics facility as discussed in Note 2.

8.   Other Matters

     On July 14, 2000, the Company and Eimo Oyj of Finland announced that it had entered into a formal merger agreement pursuant to which a subsidiary of Eimo Oyj will merge into the Company, and the Company will become a wholly-owned subsidiary of Eimo Oyj. The transaction is subject to approval by the stock-holders of the Company and Eimo. The merger is intended to be tax free to the shareholders of the Company and is intended to be accounted for as a pooling-of-interests under Finnish generally accepted accounting principles.

9.   Commitments

     On August 30, 2000 the Company announced the formation of a new business in Manaus, Brazil. The business, known as Triple S Cosmosplast da Amazonia, Ltda., is being formed in collaboration with Cosmosplast
Industria e Comercio de Plasticos Ltda., a Brazilian plastics company serving the electronics and other selected consumer goods industries. The Company owns a 70% interest in the new venture and Cosmosplast Industria owns the remaining 30%.

10.  Supplemental Disclosure of Cash Flow Information

     Non-cash investing and financing activities in conjunction with the acquisition of Burco were as follows:

               Equipment additions     $   274
               Long-term debt              369

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

Results of Operations

     On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The facility was sold in December 1999. The impact of these actions are discussed in
Note 7 to the Condensed Consolidated Financial Statements.

     The following table sets forth, for the three months and six months ended September 30, 2000 and 1999, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.


                                  Three months ended         Six months ended
                                     September 30              September 30
                                ----------------------   ----------------------
                                  2000          1999       2000          1999
                                --------      --------   --------      --------
Net Sales                        100.0%        100.0%     100.0%        100.0%
Cost of Sales                     79.1          80.8       79.3          81.2
                                --------      --------   --------      --------
Gross Profit                      20.9          19.2       20.7          18.8
Selling & Marketing Expenses       1.8           6.0        1.9           5.6
General & Administrative Expenses  8.0           6.3        7.8           8.5
Plant Closing Costs                --            --         --            3.0
                                --------      --------   --------      --------
Operating Expenses                 9.8          12.3        9.7          17.1
Operating Income                  11.1           6.9       11.0           1.7
Interest Expense, net              0.5           0.4        0.3           0.4
                                --------      --------   --------      --------
Income Before Income Taxes        10.6           6.5       10.7           1.3
Income Tax Expense                 3.8           2.4        3.8           0.5
                                --------      --------   --------      --------
Net Income                         6.8%          4.1%       6.9%          0.8%
                                ========      ========   ========      ========

Net Sales

     Net sales for the second quarter and six months ended September 30, 2000 increased 67.5% and 67.3%, respectively, compared to their respective prior year periods. The sales increase reflected exceptionally strong shipments to the telecommunications market which comprised 76.1% of net sales for the second quarter of this year and 73.9% for the six months ended September 30, 2000. Sales to customers in all the other markets the Company serves reflected decreases as a percentage of net sales. Management anticipates the Company's reliance on the telecommunications market will continue into the foreseeable future.
     The overall increase in sales is principally related to volume as no significant price increases occurred during the first six months of fiscal 2001.

Cost of Sales

     Cost of sales as a percentage of net sales decreased to 79.1% in the second quarter of fiscal 2001 compared to 80.8% for the second quarter last year. For the first six months of fiscal 2001 cost of sales as a percentage of net sales decreased to 79.3% compared to 81.2% for the six months of the prior year. The lower cost of sales percentage in fiscal 2001 is primarily attributed to higher overhead absorption as a result of increased sales. The lower cost of sales percentage is also attributed to molded part manufacturing cost reductions, primarily in labor cost, as a result of manufacturing efficiency improvement initiatives at the Company.

Selling and Marketing Expenses

     Selling and marketing expenses as a percentage of net sales decreased to 1.8% in the second quarter of fiscal 2001 compared to 6.0% for the second quarter of the prior year. For the first six months of fiscal 2001, selling and marketing expenses as a percentage of net sales decreased to 1.9% compared to 5.6% for the six months of the prior year. The decrease principally relates to decreased commissions as a result of contract re-negotiation.

General and Administrative Expenses

     General and administrative expenses as a percentage of net sales increased to 8.0% compared to 6.3% for the second quarter last year. This increase was principally due to organization costs related to the merger with Eimo Oyj. For the first six months of fiscal 2001 general and administrative expenses as a percentage of sales decreased to 7.8% compared to 8.5% for the six months of the prior year. This decrease is principally attributed to higher overhead absorption as a result of increased sales.

Income Taxes

      The Company's effective tax rate for the second quarter of fiscal 2001 was 35.8% compared to the prior year rate of 36.5% and was 35.7% for the first six months of fiscal 2001 compared to 36.8% for the first six months of the prior year.

Liquidity and Capital Resources

      The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the foreseeable future.
      Cash provided from operations of $4,884 for the first six months of fiscal year 2001 consisted primarily of earnings and an increase in accounts payable, offset by increases in accounts receivable and inventories.
      As a result of the higher sales level, accounts receivable increased by $6,171 at September 30, 2000 compared to the prior fiscal year end, and represented 40 days sales outstanding which is 5 days lower than the end of the prior fiscal year. Inventories increased by $1,285 at September 30, 2000 compared to the prior fiscal year end, and represented 24 days in inventory compared to 34 days at the end of the prior fiscal year. The increase is primarily due to increased inventory requirements related to the higher sales at the Texas facilities.
     The Company has a $10,000 unsecured line of credit agreement with a bank of which $6,633 is available at September 30, 2000. The Company has utilized $3,367 for business acquisitions and facility expansions during the six months ended September 30, 2000. The Company anticipates investing, over the next two to three years, $5,000 in capital acquisitions related to the Manaus, Brazil operation. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.


Item 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                  ABOUT MARKET RISK

     As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000 line of credit had an interest rate ranging from 8.5% to 9.0% for the six months ended
September 30, 2000.

Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

     (a)      Exhibit 4 - By-laws of Triple S Plastics, Inc., as amended

     (b)      Exhibit 27 - Financial Data Schedule

     (c) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2000, under
              Item 2, relating to the merger agreement, dated July 13, 2000, entered into by the Company and Eimo Oyj, and the transactions contemplated thereby.



                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRIPLE S PLASTICS, INC.
                                      (Registrant)


Date: November 13, 2000               _/s/_A. CHRISTIAN_SCHAUER_________________
                                      A. Christian Schauer
                                      Chief Executive Officer and Chief
                                      Financial Officer

Date: November 13, 2000               _/s/_CATHERINE_A._TAYLOR_________________
                                      Catherine A. Taylor
                                      Treasurer, Corporate Controller
                                      (Chief Accounting Officer)