Form 10-K/A
period 2000-03-31
TRIPLE S PLASTICS INC
filed 2001-02-09
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                              FORM 10-K/A No. 2
(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Explanatory Note:

Triple S Plastics, Inc. (the "Company") filed its Form 10-K for the fiscal year ended March 31, 2000 on June 29, 2000. Additional information, including, in particular, information that would generally be included in the Company's proxy statement for its annual meeting of shareholders, such as information about the Company's directors and officers, executive compensation and share ownership, was included by an amendment to the Company's Form 10-K filed on July 31, 2000 (the "Form 10-K/A").

Thereafter, the Company filed with the Securities and Exchange Commission a proxy statement (the "Proxy Statement") for a special meeting of the Company's shareholders to vote on the Company's proposed merger with Eimo Oyj, which Proxy Statement is included in Eimo's Registration Statement on Form F-4 filed on February 9, 2001. In preparing the information for the Proxy Statement, limited changes and updates to the information in Form 10-K and Form 10-K/A were required. As a result, the Company has filed this amendment to the Form 10-K/A which incorporates changes to make the Form 10-K and the Form 10-K/A consistent with the Proxy Statement. These changes are found in Items 1 and 7 of this amendment and Notes 1, 5, 13, and 14 to the Company's financial statements included in this amendment.


                      Exhibit Index located at page 34

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

The Company's primary operations are in one segment - the design and manufacture of highly engineered thermoplastic components, principally for the telecom-munications, consumer products and automotive markets. The Company's other operations include mold making and rapid prototyping. The Company has no significant export sales. Product and major customer information is disclosed in Item 1(c).

(c)	Narrative Description of Business

General

Triple S manufactures complex, highly engineered thermoplastic components and the molds to produce those components primarily for the telecommunications, consumer products, automotive, medical/pharmaceutical and information tech-nologies markets. During the most recent fiscal year, the Company manufactured over 2,000 different components for more than 250 customers in these markets. The Company considers rapid prototyping, model making, mold and molded component manufacturing and assembly to be integral parts of its business. The Company manufactures only custom components based on customer specifications and, therefore, is generally the exclusive source of supply for the product being sold to the customer, although customers generally use more than one molder.

The Company's product development and production operations include rapid proto-typing, model making, design assistance, component engineering, mold design, prototype and production mold construction, process engineering and high quality component production. In addition, the Company provides value added post-molding assembly and finishing operations, including ultrasonic welding, heat staking, solvent bonding, decorative services, machining and press-side packaging. Mold delivery lead time and component quality are generally key factors in the award of contracts for complex components. The Company has made significant investments in state-of-the-art CAD/CAM systems and related design and machining equipment to accelerate its component mold design and construction process. Each injection molding machine is equipped with a computerized process controller to continuously monitor component quality and consistency. The Company believes that its integrated operations, ability for short lead-time mold delivery and product quality provide competitive advantages in the markets in which it operates.

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

The following table summarizes each of the Company's markets as a percentage of total sales for the fiscal years ended March 31:

                                            % of Sales
                                -----------------------------------
  Market                          2000         1999          1998
  -----------------------------------------------------------------
  Telecommunications               62%          37%           15%
  Consumer Products                12%          25%           38%
  Automotive                       10%          11%           15%
  Medical/Pharmaceutical            8%          13%           14%
  Information Technologies          5%          11%           15%
  Other                             3%           3%            3%

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

Item 2.  Properties

The following table sets forth information regarding the Company's rapid prototyping, model making, mold manufacturing and plastic injection molded component production facilities:

 Location	                     Size	        Function
-----------------------------------------------------------------------------
Battle Creek, Michigan		     64,000 sq. ft. 	 Injection molding, post-molding
                                              operations and office
Georgetown, Texas		          64,000 sq. ft.	  Injection molding, post-molding
                                              operations and office
Georgetown, Texas		          20,000 sq. ft.  	Warehouse
Fort Worth, Texas	          	60,000 sq. ft.  	Injection molding, post-molding
                                              operations and office
Vicksburg, Michigan		        59,000 sq. ft.	  Injection molding, post-molding
                                              operations, warehouse and office
Vicksburg, Michigan		        32,000 sq. ft.	  Mold manufacturing, Tooling and
                                              Technology Centre	and office
Westchester County, New York	11,000 sq. ft.  	Rapid prototyping, model making
                                              and office
Portage, Michigan		           8,900 sq. ft.	  Office

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

Name                         Age       Position
------------------------------------------------------------------------------
A. Christian Schauer          57       Chief Executive Officer, Treasurer
Daniel B. Canavan             46       Chairman of the Board
Victor V. Valentine, Jr.      54       President
Walter J. Barkalow            52       President, Triple S Technologies, LP
Marlan R. Smith               56       Vice President Finance, Chief Financial
                                       Officer, Secretary
William J. Stewart            56       Vice President
Barry L. Stuart               51       Vice President
Phillip W. Weaver             47       Vice President Human Resources and
                                       Organizational Development
Michael E. Zaagman            42       Vice President Engineering and
                                       Technical Services
Catherine A. Taylor           36       Corporate Controller

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

  Fiscal          Quarter           High           Low          Close
-----------------------------------------------------------------------
  2000              4th            18             13 1/2       15 7/16
                    3rd            13 7/8          8 23/32     13 7/8
                    2nd             8 15/16        4 5/16       8 3/4
                    1st             5 3/8          2 3/4        4 1/4

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


Item 6.  Selected Financial Data

                                         Fiscal Years Ended March 31
                                    (in thousands, except per share data)
                             ------------------------------------------------
                                2000      1999      1998      1997      1996
Income Statement Data:       --------  --------  --------  --------  --------
 Net sales                   $ 95,102  $ 67,772  $ 67,414  $ 64,608  $ 61,270
 Gross profit                  17,927    11,125    11,830    10,464     9,271
 Operating income (loss)        4,759    (1,166)    2,782     2,447     1,995
 Interest expense, net            296       339       325       358       408
                             --------  --------  --------  --------  --------
 Income (loss) before income
  tax expense (benefit)         4,463    (1,505)    2,457     2,089     1,587
 Income tax expense (benefi     1,692      (453)      860       760       549
                             --------  --------  --------  --------  --------
 Net income (loss)           $  2,771  $ (1,052) $  1,597  $  1,329  $  1,038
                             ========  ========  ========  ========  ========

Earnings (Loss) Per Share Data:
 Basic                       $    .74  $   (.28) $    .43  $    .36  $    .28
                             ========  ========  ========  ========  ========
 Diluted                     $    .66  $   (.28) $    .43  $    .36  $    .28
                             ========  ========  ========  ========  ========

Weighted average shares outstanding:
 Basic                          3,755     3,745     3,740     3,734     3,727
 Diluted                        4,213     3,745     3,752     3,738     3,727



                                             March 31 (in thousands)
                             ------------------------------------------------
                               2000      1999      1998      1997      1996
                             --------  --------  --------  --------  --------
Balance Sheet Data:

Working capital              $12,028   $10,287   $12,168   $10,683   $ 9,561
Total assets                 $51,486   $50,809   $50,030   $48,870   $46,150
Long-term debt, less
  current maturities         $ 4,618   $ 6,862   $ 6,603   $ 7,251   $ 8,747
Shareholders' equity         $33,785   $30,953   $31,981   $30,353   $28,981


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

RESULTS OF OPERATIONS

On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment from that facility to its new facility in Fort Worth, Texas and other locations in Michigan. At the same time, the Company also announced that it would dispose of its Victor Plastics facility. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and impairment charges related to the planned disposition of the Victor Plastics facility. The loss on closing and impairment charges included the writedown of property, plant and equipment to market value of $1,151,000, and closedown expenses of $161,000. The writedown to market value consisted of the Tucson facility of $675,000, Tucson machinery and equipment of $326,000, and the Victor plastics facility of $150,000. Closedown expenses consisted of inventory write off of $84,000 and severance payments of $77,000 related to the termination of all 100 employees at the Tucson facility. The market value of property, plant and equipment was the amount at which the assets could be sold in a current transaction between willing parties, other than in a forced or liquidation sale. The pre-tax effect of this charge is shown in the Consolidated Statements of Income as plant closing costs. The sale of the Tucson facility was final and all other costs were complete as of December 1999. No additional provision for closing costs was necessary.

Near the end of the third quarter of fiscal 1999, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the Company's third fiscal quarter it recorded a pre-tax charge of $1.4 million relating to a provision for losses on accounts receivable balances and inventory on hand for these customers. This pre-tax charge is shown in the Company's Consolidated Statements of Income as an unusual item.

The table below outlines the components of the Company's Consolidated Statements of Income as a percentage of net sales:

 Fiscal Year ended March 31              2000         1999          1998
--------------------------------------------------------------------------
 Net sales                              100.0%       100.0%        100.0%
 Cost of sales                           81.1         83.6          82.5
 Gross profit                            18.9         16.4          17.5
 Selling & marketing expenses             4.5          5.2           3.0
 General & administrative expenses        8.0         10.8          10.4
 Plant closing costs                      1.4          -             -
 Unusual item                             -            2.1           -
 Operating income (loss)                  5.0         (1.7)          4.1
 Interest expense, net                     .3           .5            .5
 Income (loss) before income taxes        4.7         (2.2)          3.6
 Income taxes                             1.8          (.6)          1.2
 Net income (loss)                        2.9%        (1.6)%         2.4%

The following table summarizes each of the Company's markets as a percentage of total sales for fiscal years ended March 31:

                                               % of Sales
                                    --------------------------------
  Market                              2000        1999        1998
  ------------------------------------------------------------------
  Telecommunications                   62%         37%         15%
  Consumer Products                    12%         25%         38%
  Automotive                           10%         11%         15%
  Medical/Pharmaceutical                8%         13%         14%
  Information Technologies              5%         11%         15%
  Other                                 3%          3%          3%


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

Net cash provided by operating activities was $2.2 million for fiscal 2000. Working capital increased $1.7 million in the year to $12.0 million, primarily resulting from the increase in accounts receivable and inventories. As a result of, and consistent with, the higher sales level, accounts receivable increased by $4.4 million compared to the prior fiscal year end, and represented 45 days sales outstanding, which is 6 days higher than the end of the prior fiscal year. The increase in days sales outstanding is due to increased sales and the timing of collections of current accounts receivable balances from a major customer. The increase was not due to an increase in past due accounts. Inventories increased $2.0 million compared to the prior fiscal year-end, and represented
34 days in inventory compared to 28 days at the prior fiscal year end, primarily due to increased inventory requirements related to the higher sales in our Texas facilities. Net capital investments totaled $2.8 million, $3.4 million, and $3.6 million in fiscal 2000, 1999, and 1998, respectively. Capital investments primarily consist of equipment purchases at various locations to provide increased production capacity to support sales growth.

The Company had $1,806,000 in cash and cash equivalents at March 31, 2000. The Company also had outstanding borrowings totaling $5,930,000 at that date. Current maturities of long-term debt were $1,312,000 at March 31, 2000, with repayments due the following four fiscal years as follows: 2002 - $1,407,000; 2003 - $66,000; 2004 - $2,802,000; 2005 - $78,000. The Company has $10,000,000
available under an unsecured line of credit agreement with a bank. The Company believes that this source of cash, its cash and cash equivalents on hand as well as anticipated cash flows from operations will be sufficient to fund future operating and capital requirements and required debt repayments.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements.
SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. However, the Company does not expect that SAB 101 will have a significant effect on its consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpre-tation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25. FIN 44 clarifies the following:

  - the definition of an employee for purposes of applying APB Opinion No. 25;

  - the criteria for determining whether a plan qualifies as a noncompensatory plan;

  - the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and

  - the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 became effective July 1, 2000, but certain conclusions in this interpre-tation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial statements.


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

This annual report contains statements which, to the extent they are not hist-orical facts, constitute forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Such forward-looking statements are identified by the use of forward-looking words such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or similar words. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. By making forward-looking statements, the Company assumes no obligation to update them to reflect new, changed, or unanticipated events or circumstances.

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


                                    PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held August 30, 2000, and to be filed with the Commission is shown below. Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders and filed with the Commission is shown below under Item 12.

Names, Ages, Positions and Backgrounds of Directors      Service as a Director
---------------------------------------------------      ---------------------
Robert D. Bedilion (62) retired December 31, 1996,       Director since 1997
from his position as President of Polymerland            Member of Compensation
Incorporated, a subsidiary of General Electric Company,    Committee
which he held since 1989.

Daniel B. Canavan (46) is the Chairman of the Board,     Director since 1982
and he has held that position for more than five years. Prior to May 25, 1999, he also served as the Company's Chief Executive Officer.

Evan C. Harter (57) is the Chairman of AppsMall.com,     Director since 1998
an internet start up company. In addition, he is the     Member of Audit and
Chairman of International Marketing Strategies             Compensation
(IMS, Inc.), an organization that assists businesses         Committees
to grow from strong regional manufacturers into internationally competitive enterprises, which position he has held for more than five years.

James F. Hettinger (51) is the President and Chief       Director since 1992
Executive Officer of Battle Creek Unlimited, Inc. (an    Member of Compensation
industrial park development corporation), and he has       Committee
held that position for more than five years.

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

David L. Stewart (61) has been retired for more          Director since 1969
than five years.  Prior to his retirement,               Member of Audit
Mr. Stewart served as the Company's Chairman and           Committee
Chief Executive Officer.

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

                                                                 Long-Term
                                                               Compensation
                                                           ---------------------
                                    Annual Compensation    Securities Underlying       All Other
Executive                  Year    Salary ($)  Bonus ($)        Options (#)       Compensation ($)(1)
---------                  ----    ----------  ---------   ---------------------  -------------------
A. Christian Schauer (2)	  2000     217,787     116,410            490,000               9,053
Chief Executive Officer

Daniel B. Canavan	         2000     204,910      75,870             20,000               5,601
Chairman of the Board      1999     183,527        -0-                -0-                2,535
                           1998     196,062        -0-              40,000               3,257

Victor V. Valentine, Jr.	  2000     184,364     113,550             20,000              13,576
President                  1999     149,558        -0-                -0-                3,324
                           1998     154,735        -0-              40,000               2,946

Michael E. Zaagman	        2000     127,703      30,200             15,000               1,960
Vice President Engineering 1999     110,955        -0-                -0-                2,482
and Technical Services     1998     122,397       4,000             30,000               2,170

Phillip W. Weaver	         2000     125,671      30,200             15,000               2,946
Vice President Human       1999     101,822        -0-                -0-                2,685
Resources and              1998     107,089       4,000             30,000               1,505
Organization Development

(1)	The amounts set forth in this column include: (a) Company matching contribu-
    tions under the Company's 401k Plan, pursuant to which substantially all employees of the Company are eligible to participate; and (b) payments by the Company of premiums for term life insurance for the benefit of the
    Named Executives.

(2)	Mr. Schauer joined the Company as Chief Executive Officer on May 25, 1999.

                                   Option Grants in Last Fiscal Year

                                            Individual Grants
                          ------------------------------------------------------
                          Number of      Percent of
                          Securities       Options        Exercise                  Grant Date
                          Underlying    Granted to All     Price      Expiration      Present
Executive                 Options (#)     Employees       ($/sh)(3)      Date      Value ($)(4)
---------                 -----------   --------------   ----------   ----------   ------------
A. Christian Schauer	     470,000	(1)     	                 3.125       5/11/09       737,900
                           20,000	(2)                       4.88        7/23/09        47,800
                          -------                                                     -------
                         	490,000          79.67%                                     785,700

Daniel B. Canavan	         20,000	(2)       3.25            4.88        7/23/09        47,800

Victor V. Valentine, Jr.	 	20,000	(2)       3.25            4.88        7/23/09        47,800

Michael E. Zaagman	       	15,000	(2)       2.44            4.88        7/23/09        35,850

Phillip W. Weaver	        	15,000	(2)       2.44            4.88        7/23/09        35,850

(1)	Options currently exercisable.

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

    Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

The following table contains information regarding the exercise of options during the preceding fiscal year by the above-named executives, as well as unexercised options held by them at fiscal year-end:


                          Number of Securities
                         Underlying Unexercised        Value of Unexercised
                           Options at Fiscal          In-the Money Options at
                              Year-End (#)              Fiscal Year-End ($)
                       ---------------------------  ---------------------------
                       Exercisable   Unexercisable  Exercisable   Unexercisable
                       -----------   -------------  -----------   -------------
A. Christian Schauer	    	470,000       	20,000      	5,785,700      	211,200
Daniel B. Canavan	        	23,000       	40,000        	191,730      	395,000
Victor V. Valentine, Jr.	 	23,000       	40,000        	191,730       395,000
Michael E. Zaagman	        18,000        30,000         150,780       296,250
Phillip W. Weaver	        	18,000       	30,000        	150,780      	296,250




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


                                     Amount and Nature of
                                     Beneficial Ownership
                              ----------------------------------
                              Shares Beneficially    Exercisable     Percent of
Name of Beneficial Owner            Owned (1)        Options (2)        Class
------------------------      -------------------   ------------     ----------
Robert D. Bedilion	                 	32,700            	21,700            *
Daniel B. Canavan (3)	             	956,868            	43,000          21.0
Evan C. Harter	                      	5,666             	5,666            *
James F. Hettinger	                 	23,200            	23,000            *
A. Christian Schauer (3)	          	537,667           	499,667          11.8
David L. Stewart	                  	149,823            	23,000           3.3
Donald W. Thomason 	                 	-0-               	-0-              *
Victor V. Valentine, Jr. (3)	      	988,066            	43,000          21.7
Phillip W. Weaver	                  	33,200            	33,000            *
Michael E. Zaagman	                  33,957            	33,000            *
All executive officers and
directors as a group (15 persons) 2,873,570           	754,033          63.1
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

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 9, 2001			       	TRIPLE S PLASTICS, INC.

                                  	By:		/s/  A. Christian Schauer
                                      		A. Christian Schauer
                                        Chief Executive Officer

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        	Page

Consolidated Balance Sheets as of March 31, 2000 and 1999	                F-2

Consolidated Statements of Income for the years ended March 31, 2000,
  1999 and 1998	                                                          F-3

Consolidated Statements of Shareholders' Equity for the years ended
  March 31, 2000, 1999 and 1998	                                          F-4

Consolidated Statements of Cash Flows for the years ended
  March 31, 2000, 1999 and 1998	                                          F-5

Notes to Consolidated Financial Statements	                               F-6

Report of Independent Certified Public Accountants	                       F-14

                             TRIPLE S PLASTICS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

MARCH 31                                       2000              1999
---------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                $    1,806        $    5,594
 Accounts receivable, less allowance of
  $300 and $709 for possible losses           13,929             9,487
 Refundable income taxes                        --                 737
 Inventories (Note 3)                          6,344             4,386
 Deferred income taxes (Note 7)                  427               384
 Other                                           656               486
                                          -----------       -----------
Total Current Assets                          23,162            21,074

Property, Plant and Equipment (Notes 5 and 6):
 Machinery and equipment                      26,989            25,271
 Land and buildings                            8,228            12,510
 Office furniture and equipment                4,648             4,180
 Leasehold improvements                          617                42
                                          -----------      ------------
                                              40,482            42,003
 Less accumulated depreciation and
   amortization                               16,726            16,293
                                          -----------      ------------
Net Property, Plant and Equipment             23,756            25,710
                                          -----------      ------------
Other:
 Assets held for sale (Notes 2 and 13)           868               --
 Goodwill, net of accumulated amorti-
   zation of $848 and $592 (Note 12)           3,641             3,897
 Miscellaneous                                    59               128
                                          -----------      ------------
Total Other Assets                             4,568             4,025
                                          -----------      ------------
                                          $   51,486        $   50,809
                                          ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                         $    5,543        $    6,649
 Accruals:
  Compensation                                 1,570               921
  Income taxes                                   831               --
  Other                                        1,331             1,133
 Deferred mold revenue                           547               750
 Current maturities of long-term
   debt (Note 5)                               1,312             1,334
                                          -----------      ------------
Total Current Liabilities                     11,134            10,787

Long-Term Debt, less current
   maturities (Note 5)                         4,618             6,862

Deferred Income Taxes (Note 7)                 1,949             2,207
                                          -----------      ------------
Total Liabilities                             17,701            19,856
                                          -----------      ------------

Commitments and Contingencies (Notes 6, 8, and 15)
Shareholders' Equity (Note 10):
 Preferred stock, no par value, 1,000,000
    shares authorized, none issued             --                --
 Common stock, no par value, 10,200,000
    shares authorized, 3,759,716 and
    3,747,202 shares issued and outstanding   14,529            14,468
 Retained earnings                            19,256            16,485
                                          -----------      ------------
Total Shareholders' Equity                    33,785            30,953
                                          -----------      ------------
                                          $   51,486        $   50,809
                                          ===========      ============

See accompanying notes to consolidated financial statements.

                          TRIPLE S PLASTICS, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)


                                             Years ended March 31
                                     -------------------------------------
                                       2000          1999           1998
                                     --------      --------       --------
Net Sales                           $  95,102     $  67,772      $  67,414
Cost of Sales                          77,175        56,647         55,584
                                     --------      --------       --------
Gross Profit                           17,927        11,125         11,830
Selling and Marketing Expenses          4,235         3,521          1,994
General and Administrative Expenses     7,621         7,329          7,054
Plant Closing Costs (Note 13)           1,312           --             --
Unusual Item (Note 14)                    --          1,441            --
                                     --------      --------       --------
Operating Income (Loss)                 4,759        (1,166)         2,782
                                     --------      --------       --------

Interest (Income) Expense:
 Interest expense                         489           603            603
 Interest income                         (193)         (264)          (278)
                                     --------      --------       --------
   Net Interest Expense                   296           339            325
                                     --------      --------       --------
Income (Loss) Before Income
  Tax Expense (Benefit)                 4,463        (1,505)         2,457

Income Tax Expense (Benefit) (Note 7)   1,692          (453)           860
                                     --------      --------       --------
Net Income (Loss)                   $   2,771     $  (1,052)     $   1,597
                                     ========      ========       ========

Earnings (Loss) Per Share (Note 11):
  Basic                             $     .74     $    (.28)     $     .43
                                     ========      ========       ========
  Diluted                           $     .66     $    (.28)     $     .43
                                     ========      ========       ========


Shares Used in Computing Earnings Per Share (Note 11):
  Basic                                 3,755         3,745          3,740
  Diluted                               4,213         3,745          3,752


See accompanying notes to consolidated financial statements.

                          TRIPLE S PLASTICS, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (Dollars in thousands)

                                                                     Total
                                   Common      Retained      Shareholders'
                                    Stock      Earnings             Equity
                                ---------    ----------      -------------
Balance, March 31, 1997         $  14,413     $  15,940          $  30,353
Issuance of 5,010 shares of
   common stock                        31          --                   31
Net income for the year               --          1,597              1,597
                                ---------    ----------      -------------
Balance, March 31, 1998            14,444        17,537             31,981
Issuance of 5,251 shares of
   common stock                        24          --                   24
Net loss for the year                 --         (1,052)            (1,052)
                                ---------    ----------      -------------
Balance, March 31, 1999            14,468        16,485             30,953
Issuance of 12,514 shares of
   common stock                        61          --                   61
Net income for the year               --          2,771              2,771
                                ---------    ----------      -------------
Balance, March 31, 2000         $  14,529     $  19,256          $  33,785
                                =========    ==========      =============


See accompanying notes to consolidated financial statements.

                           TRIPLE S PLASTICS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                  Years ended March 31
                                         -----------------------------------
                                           2000         1999          1998
                                         --------     --------      --------
Operating Activities
 Net income (loss)                       $  2,771     $ (1,052)    $   1,597
 Adjustments to reconcile net income
   (loss) to cash provided by operating
   activities:
   Depreciation                             3,766        3,684         3,203
   Amortization                               293          169            74
   Provision for losses on accounts
     receivable                                93           30            95
   Deferred income taxes                     (301)        (177)          135
   Loss (gain) on sale of property,
     plant and equipment                      966          (12)           14
   Unusual item (Note 14)                     --         1,441           --
   Changes in assets and liabilities, net
    of amounts acquired from business
    acquisition:
    Receivables:
     Trade                                 (4,535)       2,528        (2,223)
     Refundable income taxes                  737         (930)          --
    Inventories                            (1,958)        (890)        1,199
    Other assets                             (101)        (333)          127
    Accounts payable and accruals            (146)         931           919
    Income taxes payable                      831          --             35
    Deferred mold revenue                    (203)         277          (119)
                                        ---------     --------       -------
Cash Provided by Operating Activities       2,213        5,666         5,056

Investing Activities
 Purchases of property, plant and
   equipment, net of disposals             (7,149)      (3,437)       (3,743)
 Proceeds from sale of property, plant
   and equipment                            3,353           18            88
 Decrease in restricted cash                  --         2,932           855
 Business acquisition (Notes 9 and 12)        --          (909)          --
 Other investing activities                   --           --             66
                                        ---------     --------       -------
Cash Used in Investing Activities          (3,796)      (1,396)       (2,734)

Financing Activities
 Proceeds from issuance of common stock        61           24            31
 Principal payments on long-term debt      (2,266)      (2,483)       (1,251)
                                        ---------     --------       -------
Cash Used in Financing Activities          (2,205)      (2,459)       (1,220)
                                        ---------     --------       -------
Increase (Decrease) in Cash and
  Cash Equivalents                         (3,788)       1,811         1,102
Cash and Cash Equivalents, beginning
  of year                                   5,594        3,783         2,681
                                        ---------     --------       -------
Cash and Cash Equivalents, end of year  $   1,806    $   5,594       $ 3,783
                                        =========     ========       =======

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Expenditures for renewals and betterments are capitalized and maintenance and repairs are expensed as incurred. Depreciation and amortization are computed by the straight-line method over the estimated useful lives of the assets as follows:

  	Buildings	                                     40 years
	  Machinery and equipment	                  5 to 10 years
	  Office furniture and equipment	           3 to 10 years
	  Leasehold improvements	                        10 years	or the term of the
                                                           lease if less

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

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, receivables, and accounts payable approximate fair value based upon the liquidity and short-term nature of the items. The carrying value of notes payable and long-term debt approximates the fair value based upon short-term and long-term borrowings at market rate interest.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.


Revenue Recognition
Revenue is recognized on plastic molded products when the products are shipped to customers. Revenue on molds is recognized when the mold is completed and samples of molded parts produced by the tool are shipped to customers. Molds are constructed to customer specifications. When mold construction is complete, samples are produced and are measured against customer-required tolerances. Samples are shipped when the required tolerances are met. Prior to that time, mold revenue and direct mold costs are deferred. Losses are recognized when reasonable estimates of the amount of loss can be made.

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

Segment Information
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers.
The Company's primary operations are in one segment - the design and manufacture of highly engineered thermoplastic components. Other operations include mold making and rapid prototyping. The Company has aggregated its operating segments into a single reportable segment as prescribed by SFAS No. 131. Revenues from external customers for each product and service are not reported separately as it is not considered practicable to do so. The Company has no significant export sales. The adoption of SFAS No. 131 had no impact on the Company's consolidated results of operations, cash flows or financial position.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101).
SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. The Company is in the process of evaluating the overall impact of SAB 101 on its consolidated financial statements. However, SAB 101 is not expected to have a significant effect on its consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25. FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management does not expect the application of FIN 44 to have a material impact on its consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2000 presentation.


2. Assets Held for Sale

As discussed in Note 13 to the Consolidated Financial Statements, the Company's Tucson, Arizona facility was sold in December 1999 and the Victor Plastics facility is being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure.

3. Inventories

Inventories are summarized as follows (in thousands):

                                                  March 31
                                       -----------------------------
                                           2000             1999
                                       ------------     ------------
   Raw materials and packaging           $ 3,658          $ 2,582
   Finished goods and work-in-process      2,686            1,804
                                       ------------     ------------
   Total Inventories                     $ 6,344          $ 4,386
                                       ============     ============

4. Line of Credit

The Company has entered into a $10 million unsecured line-of-credit agreement with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios. There were no borrowings under this agreement at March 31, 2000 or 1999, or during the years then ended.

5. Long-Term Debt

Long-term debt consists of (in thousands):

                                                         March 31
                                                ---------------------------
                                                  2000               1999
                                                --------           --------
Note payable to Dynacept Company (now known
  as MLM Liquidation Corp.)                     $  2,730           $  2,730
Michigan Strategic Fund Limited Obligation
  Revenue Bonds (1989 and 1990 series)             1,560              2,005
Georgetown Industrial Development Corporation
  Revenue Bond                                     1,042              1,766
Mortgage note (notes in 1999) payable to bank        598              1,660
Other                                                --                  35
                                                --------           --------
Long-term debt                                     5,930              8,196
Current maturities of long-term debt               1,312              1,334
                                                --------           --------
Long-term debt, less current maturities         $  4,618           $  6,862
                                                ========           ========

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

The Georgetown Industrial Development Corporation Revenue Bond provides for monthly principal payments ranging from $63,000 to $80,000 plus interest through November 2002. Interest is fixed at 6.56% through September 2000, and then becomes variable at 77% of the issuing bank's prime rate.

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


7. Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

                                                Years Ended March 31
                                      -------------------------------------
                                        2000           1999          1998
                                      --------       --------      --------
Current:
  Federal                             $ 1,781        $  (276)      $   675
  State and local                         212            --             50
                                      --------       --------      --------
                                        1,993           (276)          725
Deferred                                 (301)          (177)          135
                                      --------       --------      --------
  Total income tax expense (benefit)  $ 1,692        $  (453)      $   860
                                      ========       ========      ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities at fiscal year ends were as follows (in thousands):

                                                      March 31
                                           -----------------------------
                                             2000                 1999
                                           --------             --------
Deferred tax assets
 Accrued compensation and benefits         $    72              $   105
 Accounts receivable reserves                  143                  282
 Inventory valuation and related reserves      227                  148
 Accrued expenses related to plant closing      51                  --
 Other                                          58                   16
                                           --------             --------
                                               551                  551
Deferred tax liabilities                   --------             --------
 Accounts receivable valuation                (111)                (167)
 Accumulated depreciation and amortization  (1,949)              (2,207)
 Other                                         (13)                 --
                                           -------              -------
                                            (2,073)              (2,374)
                                           -------              -------
Net deferred tax liability                 $(1,522)             $(1,823)
                                           =======              =======

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                               Years Ended March 31
                                     ----------------------------------------
                                       2000            1999            1998
                                     --------        --------        --------
Statutory federal income tax rate      34.0%          (34.0%)          34.0%
State and local income taxes, net
  of federal income tax effect          4.7              --             2.0
Other                                   (.8)            3.9            (1.0)
                                     --------        --------        --------
Effective income tax rate              37.9%          (30.1%)          35.0%
                                     ========        ========        ========

8. Employee Benefit Plan

The Company maintains a defined contribution plan (401K) covering substantially all employees. Under the Plan, employees' contributions are made on a tax deferred basis and are partially matched by the Company. Total expense under the Plan was $168,000, $131,000, and $128,000 for 2000, 1999 and 1998, respectively.

9. Supplemental Disclosures of Cash Flow Information

(in thousands)                               Years Ended March 31
                                       --------------------------------
                                         2000        1999        1998
                                       --------    --------    --------
Operating Activities:
Interest paid, net of amount
   capitalized                         $   500     $   614     $   604
Interest received                      $   193     $   264     $   278
Income taxes paid, net of refunds
   received                            $   124     $   654     $   689

Non-cash Investing and Financing Activities:
Capital expenditures included in
   accounts payable                    $   --      $   688     $   --
Issuance of note payable related
   to acquisition                      $   --      $ 2,730     $   --

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

A summary of stock option activity (which includes both plans) is as follows:

                                                                    Weighted
                                                 Option Price     Average Price
                                  Shares          Per Share         Per Share
                               ------------   -----------------  ---------------

Options outstanding at March 31, 1997

                                100,700        $5.00 - $12.50         $8.57
Granted                         261,000        $6.25 -  $8.50         $6.98
Canceled                        (23,500)       $6.13 - $12.50        $10.20
                               --------
Options outstanding at March 31, 1998

                                338,200        $5.00 - $12.50         $7.23
Granted                          49,000        $4.63 -  $6.56         $6.28
Canceled                        (35,000)       $6.25 - $12.50         $6.80
                               --------
Options outstanding at March 31, 1999

                                352,200        $4.63 - $12.50         $7.14
Granted                         660,000        $3.13 - $10.50         $3.93
Canceled                        (45,000)       $4.88 - $12.50         $6.94
Exercised                        (5,500)       $6.13 -  $7.25         $6.33
                               --------
Options outstanding at March 31, 2000

                                961,700        $3.13 - $12.50         $4.95
                              ==========


There were 252,800 and 395,800 shares available for future grant under the plans at March 31, 2000 and 1999, respectively. The following table summarizes significant ranges of outstanding and exercisable options at March 31, 2000:


                           Options Outstanding              Options Exercisable
                   ------------------------------------  -----------------------
                                Weighted
                                 Average     Weighted                   Weighted
                                Remaining     Average                    Average
   Range of                      Life in     Exercise                   Exercise
Exercise Prices     Shares        Years        Price       Shares         Price
-------------------------------------------------------  -----------------------
$3.01 to $4.00     470,000         9.1         $3.13      470,000         $3.13
$4.01 to $5.00     155,000         7.4         $4.88       11,333         $4.92
$5.01 to $6.00       1,000         6.3         $5.75        1,000         $5.75
$6.01 to $7.00     178,700         6.5         $6.39       41,032         $6.30
$7.01 to $8.00      77,000         7.1         $7.25       77,000         $7.25
$8.01 to $9.00      55,000         2.5         $8.56       26,664         $8.50
  over $9.00        25,000         4.0        $12.10       20,000        $12.50

For all plans, options of 647,029, 137,032, and 58,450 shares were exercisable at March 31, 2000, 1999, and 1998 with a weighted average exercise price of $4.45, $7.83, and $8.91, respectively.

The weighted average fair value per share of employee stock based compensation issued during fiscal 2000, 1999 and 1998 was $1.86, $3.24 and $3.90 respectively. The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:

                                     2000         1999         1998
                                 --------------------------------------
Expected life (in years)              4.5          6.9          10
Interest rate                        5.29%        5.59%       6.12%
Volatility                          54.0%        37.9%       34.0%
Dividend yield                       --           --          --

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

                                               Years Ended March 31
                                      --------------------------------------
                                         2000          1999          1998
                                      ----------    ----------    ----------
Net Earnings (Loss):
  As reported                         $  2,771      $ (1,052)     $  1,597
  Pro forma                           $  2,113      $ (1,242)     $  1,417
Basic Earnings per Share:
  As reported                         $    .74      $   (.28)     $    .43
  Pro forma                           $    .56      $   (.33)     $    .38
Diluted Earnings per Share:
  As reported                         $    .66      $   (.28)     $    .43
  Pro forma                           $    .50      $   (.33)     $    .38

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

11. Earnings Per Share

Earnings per share has been computed in accordance with the provisions of SFAS No. 128. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

                                           Years Ended March 31
                              --------------------------------------------
                                 2000             1999             1998
                              ----------       ----------       ----------
Net income (loss)             $  2,771         $ (1,052)         $ 1,597
Weighted average shares out-
 standing for basic earnings
 per share                       3,755            3,745            3,740
Effect of dilutive stock
 options                           458              --                12
Adjusted weighted average
 shares outstanding for
 diluted earnings per share      4,213            3,745            3,752
Basic earnings per share      $    .74         $   (.28)         $   .43
Diluted earnings per share    $    .66         $   (.28)         $   .43


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

12. Acquisition of Dynacept Company, Inc.

On June 1, 1998, the Company purchased, for cash of $909,000 and long-term debt of $2.7 million the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method. The results of Dynacept have been included in the Company's consolidated financial statements from June 1, 1998. Goodwill, amounting to $3.3 million, is being amortized on a straight line basis over 15 years.

13.  Plant Closing Costs

On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment from that facility to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and impairment charges related to the planned disposition of the Victor Plastics facility. The loss on closing and impairment charge included the writedown of property, plant and equipment to market value of $1,151,000 and closedown expenses of $161,000. The writedown to market value consisted of the Tucson facility of $675,000, Tucson machinery and equipment of $326,000, and the Victor Plastics facility of $150,000. Closedown expenses consisted of inventory write off of $84,000 and severance payments of $77,000 related to the termination of all 100 employees at the Tucson facility. The market value of the property, plant, and equipment was the amount at which the assets could be sold in a current transaction between willing parties, other than in a forced or liquidation sale. The pre-tax effect of this charge is shown in the Consolidated Statements of Income as plant closing costs. The sale of the Tucson facility was final and all other costs were complete as of December 1999. No additional provision for closing costs was necessary.

14. Unusual Item

Near the end of the third quarter of fiscal year 1999, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter of fiscal 1999 the Company recorded a pre-tax charge of $1,441,000 relating to a provision for losses on accounts receivable of $1,221,000, inventories on hand for these customers of $200,000, and legal costs of $20,000. This pre-tax charge is shown in the Consolidated Statements of Income as an unusual item.

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

On July 9, 1999 the company reached an agreement with Capitol Vial, Inc. that resolved Capitol Vial's claims of patent infringement against the Company with no settlement expense to the Company.

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




BDO Seidman, LLP
Kalamazoo, Michigan
May 4, 2000

                                      TRIPLE S PLASTICS, INC.

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                               Balance at      charged to    Charged            Balance
                               beginning       costs and     against    Other  at end of
Description                    of period        expenses     reserves  changes  period
-----------                   ------------    ------------  ---------- ------- ---------

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

10(a)(5) A Reimbursement Agreement between Registrant and National City Bank of Michigan/Illinois dated November 1, 1992 backing the 1989 Michigan Strategic Fund Limited Obli-gation Revenue Bonds was filed as Exhibit 10(a)(5) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

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

*10(d)(1)      The Triple S Plastics, Inc. Employee Stock Option Plan
               was filed as Exhibit 10(d)(1) to a Registration State-ment on Form S-1 (No. 33-74866) and the same is incorporated herein by reference.

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
































36

F-2
2

3