Form 10-Q/A
period 2000-09-30
TRIPLE S PLASTICS INC
filed 2001-02-12
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                 FORM 10-Q/A

   (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2000

                                     OR

   ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from __________ to __________

   Commission file number:  0-23474


                           Triple S Plastics, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Michigan                           38-1895876
    -------------------------------            -------------------
    (State or other Jurisdiction of             (I.R.S. Employer
     Incorporation or Organization)            Identification No.)


   7950 Moorsbridge Road, Suite 200, Portage, Michigan       49024
   ---------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)


                               (616) 327-3417
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


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


   Explanatory Note:
   ----------------

        Triple S Plastics, Inc. (the "Company") filed with the Securities and Exchange Commission, its Form 10-Q for the quarterly period ended September 30, 2000 on November 13, 2000. Thereafter, the Company filed a Proxy Statement (the "Proxy Statement") for a special meeting of the Company's shareholders to vote on a proposed merger. In preparing the information for the Proxy Statement, limited changes and updates to the information contained in the Company's Form 10-Q were required. As a result, the Company has filed this amendment to the Form 10-Q, which incorporates changes to make the form 10-Q consistent with the Proxy Statement. These changes include additional disclosure about the Company's long-term indebtedness and exposure to market risk as of September 30, 2000 and are found in Items 2 and 3 of this amendment and Note 7 to the Company's financial statements included in this amendment.

                           TRIPLE S PLASTICS, INC.

                                    INDEX


                                                                 Page No.
                                                                 --------

   PART I.   FINANCIAL INFORMATION

             Item 1.   Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets -        4
                       September 30, 2000 and March 31, 2000

                       Condensed Consolidated Statements of           5
                       Three Months and Six Months Ended
                       September 30, 2000 and 1999

                       Condensed Consolidated Statements of           6
                       Cash Flows - Six Months Ended
                       September 30, 2000 and 1999

                       Notes to Condensed Consolidated Financial      7
                       Statements

             Item 2.   Management's Discussion and Analysis of       10
                       Financial Condition and Results of
                       Operations

             Item 3.   Quantitative and Qualitative Disclosures      13
                       About Market Risk

   PART II.  OTHER INFORMATION

             Item 6.   Exhibits and Reports on Form 8-K              14


                           TRIPLE S PLASTICS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Unaudited, dollars in thousands)

                                                                                              September 30          March 31
                                                                                                  2000                2000
                                                                                              ------------          --------
      ASSETS
      Current Assets:
             Cash and cash equivalents                                                          $    1,478           $    1,806
             Accounts receivable, less allowance of $300                                            20,185               13,929
             Inventories (Note 4)                                                                    7,639                6,344
             Deferred income taxes                                                                     427                  427
             Other                                                                                   1,950                  656
                                                                                                  --------             --------
                                              TOTAL CURRENT ASSETS                                  31,679               23,162
      PROPERTY, PLANT AND EQUIPMENT                                                                 48,044               40,482
            Less accumulated depreciation and amortization                                          18,330               16,726
                                                                                                  --------             --------
                                              NET PROPERTY, PLANT AND EQUIPMENT                     29,714               23,756
      OTHER:
            Assets held for sale (Note 2)                                                              --                   868
            Goodwill, net of accumulated amortization of $999 and $848 (Note 6)                      4,891                3,641
            Miscellaneous                                                                               19                   59
                                                                                                  --------             --------
                                              TOTAL OTHER ASSETS                                     4,910                4,568
                                                                                                  --------             --------
                                                                                                  $ 66,303             $ 51,486
                                                                                                  ========             ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities:
            Notes payable (Note 5)                                                              $    3,367              $   --
            Accounts payable                                                                        10,153                5,543
            Accrued compensation                                                                     1,946                1,570
            Income taxes payable                                                                     1,617                  831
            Deferred mold revenue                                                                    1,763                  547
            Other accrued expenses (Note 7)                                                          1,002                1,331
            Current maturities of long-term debt                                                     1,947                1,312
                                                                                                  --------             --------
                                              TOTAL CURRENT LIABILITIES                             21,795               11,134

      LONG-TERM DEBT, less current maturities                                                        3,758                4,618
      DEFERRED INCOME TAXES                                                                          1,949                1,949
                                                                                                   -------              -------
                                              TOTAL LIABILITIES                                     27,502               17,701

      SHAREHOLDERS' EQUITY:
            Preferred stock, no par value, 1,000,000 shares authorized,
                    none issued                                                                        --                   --
            Common stock, no par value, 10,200,000 shares authorized,
                    3,782,153 and 3,759,716 shares issued and outstanding                           14,622               14,529
            Retained earnings                                                                       24,179               19,256
                                                                                                  --------             --------
                                              Total Shareholders' Equity                            38,801               33,785
                                                                                                  --------             --------
                                                                                                  $ 66,303             $ 51,486
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


                                                     TRIPLE S PLASTICS, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (Unaudited)
                                             (in thousands, except per share amounts)

                                                                   Three Months Ended              Six Months Ended
                                                                      September 30                   September 30
                                                                   -----------------               ----------------
                                                                  2000           1999             2000           1999
                                                                  ----           ----             ----           ----
            Net Sales                                           $  39,713      $  23,709        $ 71,851      $  42,955
            Cost of Sales                                          31,419         19,165          56,946         34,871
                                                                 --------        -------        --------       --------
            Gross Profit                                            8,294          4,544          14,905          8,084

            Selling and marketing expenses                            699          1,427           1,389          2,409
            General and administrative expenses                     3,185          1,494           5,585          3,651
            Plant closing costs (Note 7)                               --            --             --            1,312
                                                                  -------       --------        --------       --------
                   Total Operating Expenses                         3,884          2,921           6,974          7,372
                                                                 --------       --------        --------
                   OPERATING INCOME                                 4,410          1,623           7,931            712

            Interest Expense (Income):
               Interest expense                                       195            131             307            266
               Interest income                                         (9)           (41)            (31)          (111)
                                                                 --------       --------        --------       --------
                   Net Interest Expense                               186             90             276            155
                                                                 --------       --------        --------       --------
                   INCOME BEFORE INCOME TAXES                       4,224          1,533           7,655            557

            Income Tax Expense                                      1,513            560           2,733            205
                                                                 --------       --------        --------       --------
                   NET INCOME                                    $  2,711       $    973        $  4,922       $    352
                                                                 ========       ========        ========       ========

            Basic Earnings per Share of Common Stock             $    .72        $  0.26        $   1.31       $   0.09
                                                                 ========       ========        ========       ========
            Diluted Earnings per Share of Common Stock           $    .59        $  0.24        $   1.09       $   0.09
                                                                 ========       ========        ========       ========

            Shares Used in Computing Earnings per
               Share:
               Basic                                                3,768          3,753           3,764          3,752
               Diluted                                              4,564          4,057           4,514          3,952

                 See accompanying notes to condensed consolidated financial statements.


                                                     TRIPLE S PLASTICS, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)

                                                                                               Six Months Ended
                                                                                                 September 30
                                                                                      ---------------------------------
                                                                                         2000                   1999
                                                                                      ----------             ----------
       OPERATING ACTIVITIES:

          Net income                                                                   $  4,922              $    352
          Adjustments to reconcile net income to cash provided
          by (used in) operating activities:
              Depreciation and amortization                                               2,293                 1,975
              Changes in assets and liabilities, net of amounts acquired from business acquisition:
                 Accounts receivable                                                     (6,171)               (1,748)
                 Inventories                                                             (1,285)               (1,258)
                 Accounts payable                                                         4,579                 1,590
                 Other                                                                      546                (1,166)
                                                                                       --------              --------

       CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                    4,884                  (255)

       INVESTING ACTIVITIES:
          Capital expenditures                                                           (6,971)               (2,735)
          Proceeds from sale of property and equipment                                      203                   --
          Business acquisition (Note 6)                                                  (1,310)                  --
                                                                                       --------              --------

       CASH USED IN INVESTING ACTIVITIES                                                 (8,078)               (2,735)

       FINANCING ACTIVITIES:
          Proceeds from issuance of common stock                                             93                    20
          Net borrowings under note payable                                               3,367                   --
          Proceeds from issuance of long-term debt                                          660                   --
          Principal payments on long-term debt                                           (1,254)                 (892)
                                                                                       --------              --------

       CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    2,866                  (872)
                                                                                       --------              --------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (328)               (3,862)


       CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    1,806                 5,594
                                                                                       --------              --------

       CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $  1,478              $  1,732
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

   2.  ASSETS HELD FOR SALE

   As discussed in Note 7, the Company's Tucson, Arizona facility was sold in December 1999 and at that time, the Victor Plastics facility was being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure. In September 2000, management decided to reactivate the Victor Plastics facility. The asset has been reclassified from "assets held for sale" to "property, plant and equipment."

   3.  BUSINESS

   During the six months ended September 30, 2000 and 1999, a telecommunications customer accounted for 70% and 56% of net sales, respectively.

   4.  INVENTORIES

   Inventories are summarized as follows:        September 30     March 31
                                                     2000           2000
                                                 ------------     --------

       Raw materials and packaging                 $  4,498       $  3,658
       Finished goods and work-in-process             3,141          2,686
                                                   --------       --------

       Total Inventories                           $  7,639       $  6,344
                                                   ========       ========

   5.  NOTE PAYABLE

   The Company has a $10,000 unsecured line of credit with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios. There was $3,367 outstanding under this agreement at September 30, 2000. There were no borrowings under the agreement at March 31, 2000.

   6.  ACQUISITION OF BURCO PRECISION PRODUCTS, INC.

   On June 16, 2000, the Company purchased, for cash of $1,310, assumption of long-term debt of $309 and a note payable of $60, the outstanding stock of Burco Precision Products, Inc. (Burco), a precision mold-building business located in Denton, Texas. The transaction has been accounted for using the purchase method. Burco's results have been included in the Company's condensed consolidated financial statements from the date of acquisition. Goodwill amounting to $1,400 is being amortized on a straight-line basis over 15 years.

   7.  PLANT CLOSING COSTS

   On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. A charge for closing costs was recorded in the first quarter ended June 30, 1999 and reflected the cost of closing the Tucson facility and disposition of the Victor Plastics facility. The loss on closing included the writedown of property, plant and equipment to market value, as well as closedown expenses. The pre-tax effect of this charge is shown in the Condensed Consolidated Statements of Income as plant closing costs. The Tucson facility was sold in December 1999 and no additional provision for closing costs was necessary. In September 2000, management decided to reactivate the Victor Plastics facility as discussed in Note 2.

   8.  OTHER MATTERS

   On July 14, 2000, the Company and Eimo Oyj of Finland announced that it had entered into a formal merger agreement pursuant to which a subsidiary of Eimo Oyj will merge into the Company, and the Company will become a wholly-owned subsidiary of Eimo Oyj. The transaction is subject to approval by the stockholders of the Company and Eimo. The merger is intended to be tax free to the shareholders of the Company and is intended to be accounted for as a pooling-of-interests under Finnish generally accepted accounting principles.

   9.  COMMITMENTS

   On August 30, 2000 the Company announced the formation of a new business in Manaus, Brazil. The business, known as Triple S Cosmosplast da Amazonia, Ltda., is being formed in collaboration with Cosmosplast Industria e Comercio de Plasticos Ltda., a Brazilian plastics company serving the electronics and other selected consumer goods industries. The Company owns a 70% interest in the new venture and Cosmosplast Industria owns the remaining 30%. In conjunction with this venture, the Company issued long-term debt consisting of a note payable for $660 with monthly payments ranging from $12 to $43 plus interest at 6% through August 2002.

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

   OVERVIEW

   The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers'speci-fications and orders. Its customers are primarily in the telecom-munications, consumer products, automotive, medical/pharmaceutical, and information technologies markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

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

                                      Three months ended     Six months ended
                                         September 30          September 30
                                       -----------------    ------------------
                                        2000      1999       2000        1999
                                       ------    ------     ------      ------

  Net Sales                            100.0%    100.0%     100.0%      100.0%
  Cost of Sales                         79.1      80.8       79.3        81.2
                                       -----     -----      -----       -----
  Gross Profit                          20.9      19.2       20.7        18.8
  Selling & Marketing Expenses           1.8       6.0        1.9         5.6
  General & Administrative Expenses      8.0       6.3        7.8         8.5
  Plant Closing Costs                    --        --         --          3.0
                                       -----     -----      -----       -----
  Operating Expenses                     9.8      12.3        9.7        17.1
  Operating Income                      11.1       6.9       11.0         1.7
  Interest Expense, net                  0.5       0.4        0.3         0.4
                                       -----     -----      -----       -----
  Income Before Income Taxes            10.6       6.5       10.7         1.3
  Income Tax Expense                     3.8       2.4        3.8         0.5
                                       -----     -----      -----       -----
  Net Income                             6.8%      4.1%       6.9%        0.8%
                                       =====     =====      =====       =====


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

   GENERAL AND ADMINISTRATIVE EXPENSES

   General and administrative expenses as a percentage of net sales increased to 8.0% compared to 6.3% for the second quarter last year. This increase was principally due to organization costs related to the merger with Eimo Oyj of $564. For the first six months of fiscal 2001 general and administrative expenses as a percentage of sales decreased to 7.8% compared to 8.5% for the six months of the prior year. This decrease is principally attributed to higher overhead absorption as a result of increased sales.

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

   The Company has a $10,000 unsecured line of credit agreement with a bank of which $6,633 is available at September 30, 2000. The Company utilized $3,367 of its line of credit and issued a note payable for $660 for business acquisitions and facility expansions during the six months ended September 30, 2000. The Company anticipates investing, over the next two to three years, $5,000 in capital acquisitions related to the Manaus, Brazil operation. Management believes that this source of cash, along with internally generated cash, will be adequate to fund future operating and capital requirements.

   ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

   As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000 line of credit had an interest rate ranging from 8.5% to 9.0% for the six months ended September 30, 2000. In addition, for periods subsequent to September 30, 2000, the Company's Georgetown Industrial Development Corporation Revenue Bond provides for interest at a variable rate of 77% of the issuing bank's prime rate.

   PART II.  OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) (i)   Exhibit 4 - By-laws of Triple S Plastics, Inc.,
                        as amended
           (ii)  Exhibit 27 - Financial Data Schedule

       (b) The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 19, 2000, under
           Item 2, relating to the merger agreement, dated July 13, 2000, entered into by the Company and Eimo Oyj, and the transactions contemplated thereby.

                                  SIGNATURE
                                  ---------


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     (Registrant)
                                     TRIPLE S PLASTICS, INC.


   Date:  February 9, 2001           /s/ A. Christian Schauer
                                     -----------------------------------
                                     A. Christian Schauer
                                     Chief Executive Officer and
                                        Chief Financial Officer