Form 10-Q
period 2000-12-31
TRIPLE S PLASTICS INC
filed 2001-02-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 2000

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

                             Yes __X__  No _____

     The registrant had 3,782,825 shares of common stock outstanding as of December 31, 2000.

TRIPLE S PLASTICS, INC.

                                    INDEX




                                                                       Page No.

Part I. Financial Information

        Item 1. Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -                      3
                December 31, 2000 and March 31, 2000

                Condensed Consolidated Statements of Income - Three Months   4
                and Nine Months Ended December 31, 2000 and 1999

                Condensed Consolidated Statements of Cash Flows -            5
                Nine Months Ended December 31, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements         6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations                8

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk                                                 10



Part II.Other Information

        Item 6. Exhibits and Reports on Form 8-K                            11

                           TRIPLE S PLASTICS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Unaudited, dollars in thousands)

                                               December 31          March 31
                                                   2000               2000
                                               -----------        ------------
ASSETS
Current Assets:
 Cash and cash equivalents                     $    1,418         $    1,806
 Accounts receivable, less allowance of $300       23,312             13,929
 Inventories (Note 4)                               8,918              6,344
 Deferred income taxes                                561                427
 Deferred tooling costs                             3,513                 98
 Other                                                790                558
                                               -----------        ------------
           Total Current Assets                    38,512             23,162

Property, Plant and Equipment                      50,503             40,482
 Less accumulated depreciation and amortization    19,472             16,726
                                               -----------        ------------
           Net Property, Plant and Equipment       31,031             23,756

Other:
 Assets held for sale (Note 2)                        --                 868
 Goodwill, net of accumulated amortization
  of $1,087 and $848                                4,803              3,641
 Miscellaneous                                        352                 59
                                               -----------        ------------
           Total Other Assets                       5,155              4,568
                                               -----------        ------------
                                               $   74,698         $   51,486
                                               ===========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable (Note 5)                        $    1,574         $      --
 Accounts payable                                  13,169              5,543
 Accrued compensation                               2,347              1,570
 Income taxes payable                                 112                831
 Deferred mold revenue                              4,466                547
 Other accrued expenses                               969              1,331
 Current maturities of long-term debt (Note 6)      1,975              1,312
                                               -----------        ------------
            Total Current Liabilities              24,612             11,134

Long-Term Debt, less current maturities (Note 6)    7,974              4,618
Deferred Income Taxes                               1,984              1,949
                                               -----------        ------------
            Total Liabilities                      34,570             17,701

Minority Interest in Consolidated Subsidiary          (15)              --

Shareholders' Equity:
 Preferred stock, no par value, 1,000,000
   shares authorized, none issued                    --                 --
Common stock, no par value, 10,200,000 shares
   authorized, 3,782,825 and 3,759,716 shares
   issued and outstanding                          14,671             14,529
Foreign currency translation adjustments                5               --
Retained earnings                                  25,467             19,256
                                               -----------       -------------
            Total Shareholders' Equity             40,143             33,785
                                               -----------       -------------
                                               $   74,698        $    51,486
                                               ===========       =============

See accompanying notes to condensed consolidated financial statements.

                            TRIPLE S PLASTICS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                    (in thousands, except per share amounts)

                                  Three Months Ended         Nine Months Ended
                                     December 31                December 31
                                ----------------------     --------------------
                                  2000          1999         2000        1999
                                --------      --------     --------    --------
Net Sales                       $ 46,613      $ 27,964     $118,464    $ 70,919
Cost of Sales                     38,823        22,676       95,769      57,547
                                --------      --------     --------    --------
Gross Profit                       7,790         5,288       22,695      13,372

Selling and marketing expenses       584           900        1,973       3,309
General and administrative
 expenses                          4,194         2,284        9,779       5,935
Plant closing costs (Note 8)         --            --           --        1,312
                                --------      --------     --------    --------
   Total Operating Expenses        4,778         3,184       11,752      10,556
                                --------      --------     --------    --------
   Operating Income                3,016         2,104       10,943       2,816

Interest Expense (Income):
 Interest expense                    197           131          504         397
 Interest income                      (7)          (46)         (38)       (157)
                                --------      --------     --------    --------
   Net Interest Expense              190            85          466         240
                                --------      --------     --------    --------
   Income Before Income Taxes
     and Minority Interest         2,822         2,019       10,477       2,576

Income Tax Expense                 1,548           730        4,281         935
                                --------      --------     --------    --------
   Net Income Before
     Minority Interest             1,274         1,289        6,196       1,641

Minority Interest in Net
  Loss of Subsidiary                  15           --            15         --
                                --------      --------     --------    --------
   Net Income                   $  1,289      $  1,289     $  6,211    $  1,641
                                ========      ========     ========    ========


Basic Earnings per Share
  of Common Stock               $    .34      $   0.34     $   1.65    $   0.44
                                ========      ========     ========    ========
Diluted Earnings per Share
  of Common Stock               $    .28      $   0.30     $   1.37    $   0.38
                                ========      ========     ========    ========

Shares Used in Computing
  Earnings per Share:
  Basic                            3,783         3,757        3,770       3,754
  Diluted                          4,562         4,311        4,531       4,297

See accompanying notes to condensed consolidated financial statements.

                             TRIPLE S PLASTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                      Nine Months Ended
                                                         December 31
                                                ------------------------------
                                                    2000              1999
                                                ------------      ------------
OPERATING ACTIVITIES:
  Net income                                    $     6,211       $     1,641
  Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation and amortization                     3,586               2,987
    Deferred income taxes                               (99)                --
    Minority interest                                   (15)                --
    Changes in assets and liabilities, net
    of amounts acquired from business
    acquisition:
      Accounts receivable                            (9,298)             (2,875)
      Inventories                                    (2,564)             (2,961)
      Accounts payable                                7,595                 329
      Other                                            (588)              1,685
                                                -----------         -----------
CASH PROVIDED BY OPERATING ACTIVITIES                 4,828                 806

INVESTING ACTIVITIES:
  Capital expenditures                               (9,477)             (5,473)
  Proceeds from sale of property and equipment          200               4,224
  Business acquisition (Note 7)                      (1,310)                --
                                                -----------         -----------
CASH USED IN INVESTING ACTIVITIES                   (10,587)             (1,249)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                142                  48
  Net borrowings under note payable                   1,574                 --
  Principal payments on long-term debt               (1,510)             (2,060)
  Proceeds from issuance of long-term debt            5,160                 --
                                                -----------         -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       5,366              (2,012)
                                                -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (393)             (2,455)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   5                 --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       1,806               5,594
                                                -----------         -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD       $     1,418         $     3,139
                                                ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                           TRIPLE S PLASTICS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (Unaudited, Dollars in thousands)

1.  Presentation of Interim Information

    In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

    The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

    Assets and liabilities are translated using period end exchange rates and income statement items are translated at average exchange rates for the period. Translation adjustments are accumulated in a separate component of shareholders' equity until the associated foreign business is sold or substantially liquidated.

2.  Assets Held for Sale

    As discussed in Note 7, the Company's Tucson, Arizona facility was sold in December 1999 and at that time, the Victor Plastics facility was being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure. In September 2000, management decided to reactivate the Victor Plastics facility. The asset has been reclassified from "assets held for sale" to "property, plant and equipment", and depreciation of the asset has been resumed.

3.  Business

    During the nine months ended December 31, 2000 and 1999, a telecom-munications customer accounted for 73% and 59% of net sales, respectively.

4.  Inventories

Inventories are summarized as follows:
                                         December 31           March 31
                                            2000                 2000
                                        -------------       --------------
     Raw materials and packaging           $  5,889            $  3,658
     Finished goods and work-in-process       3,029               2,686
                                        -------------       --------------
     Total Inventories                     $  8,918            $  6,344
                                        =============       ==============

5.  Note Payable

    The Company has a $10,000 unsecured line of credit with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios (effectively 6.9% at December 31, 2000). There was $1,574 outstanding under this agreement at December 31, 2000. There were no borrowings under the agreement at March 31, 2000.

6.  Bonds Payable

    During the quarter ended December 31, 2000, the Company issued $4,500 of Putnam County Industrial Revenue Bonds for the construction of a facility for its Dynacept subsidiary. The bonds provide for interest at a variable rate equal to the issuing bank's tax-exempt note rate (effectively 5.1% at December 31, 2000) with annual payments ranging from $220 to $395 through January of 2016.

7.  Acquisition of Burco Precision Products, Inc.

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

8.  Plant Closing Costs

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

9.  Proposed Merger

    On July 14, 2000, the Company and Eimo Oyj of Finland announced that it had entered into a formal merger agreement pursuant to which a subsidiary of Eimo Oyj will merge into the Company, and the Company will become a wholly-owned subsidiary of Eimo Oyj. The transaction is subject to approval by the stockholders of the Company and Eimo Oyj. The merger is intended to be tax free to the shareholders of the Company and is intended to be accounted for as a pooling-of-interests under Finnish generally accepted accounting principles.


10. Formation of Joint Venture

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

11. Supplemental Disclosure of Cash Flow Information

    Non-cash investing and financing activities in conjunction with the acquisition of Burco were as follows:

          Equipment additions     $   274
          Long-term debt              369

12. Comprehensive Income

    Comprehensive income is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income consists of the following:

                                    Three Months Ended      Nine Months Ended
                                        December 31             December 31
                                  ----------------------  ---------------------
                                    2000          1999      2000         1999
                                  --------      --------  --------     --------
Net income                        $ 1,289       $ 1,289   $ 6,211      $ 1,641
Other comprehensive income -
  Foreign currency translation
    adjustments                         5           --          5          --
                                  --------      --------  --------     --------
Comprehensive income              $ 1,294       $ 1,289   $ 6,216      $ 1,641
                                  ========      ========  ========     ========

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

Results of Operations

    On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment to its new facility in Fort Worth, Texas and other locations in Michigan. The facility was sold in December 1999. The impact of these actions are discussed in Note 8 to the Condensed Consolidated Financial Statements.

    The following table sets forth, for the three months and nine months ended December 31, 2000 and 1999, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                    Three months ended     Nine months ended
                                        December 31            December 31
                                  ---------------------- ---------------------
                                    2000          1999     2000         1999
                                  --------      -------- --------     --------
Net Sales                          100.0%        100.0%   100.0%       100.0%
Cost of Sales                       83.3          81.1     80.8         81.1
                                  --------      -------- --------     --------
Gross Profit                        16.7          18.9     19.2         18.9
Selling & Marketing Expenses         1.2           3.2      1.7          4.7
General & Administrative Expenses    9.0           8.2      8.3          8.4
Plant Closing Costs                  --            --       --           1.8
                                  --------      -------- --------     --------
Operating Expenses                  10.2          11.4     10.0         14.9
                                  --------      -------- --------     --------
Operating Income                     6.5           7.5      9.2          4.0
Interest Expense, net                0.4           0.3      0.4          0.4
                                  --------      -------- --------     --------
Income Before Income Taxes           6.1           7.2      8.8          3.6
Income Tax Expense                   3.3           2.6      3.6          1.3
                                  --------      -------- --------     --------
Net Income Before Minority
   Interest                          2.8           4.6      5.2          2.3
Minority Interest                    --            --       --           --
                                  --------      -------- --------     --------
Net Income                           2.8%          4.6%     5.2%         2.3%
                                  ========      ======== ========     ========

Net Sales

    Net sales for the third quarter and nine months ended December 31, 2000 increased 66.7% and 67.0%, respectively, compared to their respective prior year periods. The sales increase reflected exceptionally strong shipments to the telecommunications market which comprised 81.0% of net sales for the third quarter of this year and 76.7% for the nine months ended December 31, 2000. Sales to customers in all the other markets the Company serves reflected decreases as a percentage of net sales. Management anticipates the Company's reliance on the telecommunications market will continue into the foreseeable future.
    The overall increase in sales is principally related to volume as no significant price increases occurred during the first nine months of fiscal 2001.

Cost of Sales

    Cost of sales as a percentage of net sales increased to 83.3% in the third quarter of fiscal 2001 compared to 81.1% for the third quarter last year. The higher cost of sales percentage in the third quarter of fiscal 2001 is primarily attributed to a higher material component of cost of sales. For the first nine months of fiscal 2001 cost of sales as a percentage of net sales decreased to 80.8% compared to 81.1% for the nine months of the prior year. The lower cost of sales percentage in fiscal 2001 is primarily attributed to higher overhead absorption as a result of increased sales. The lower cost of sales percentage is also attributed to molded part manufacturing cost reductions, primarily in labor cost, as a result of manufacturing efficiency improvement initiatives at the Company.

Selling and Marketing Expenses

    Selling and marketing expenses as a percentage of net sales decreased to 1.2% in the third quarter of fiscal 2001 compared to 3.2% for the third quarter of the prior year. For the first nine months of fiscal 2001, selling and marketing expenses as a percentage of net sales decreased to 1.7% compared to 4.7% for the nine months of the prior year. The decrease principally relates to decreased commissions as a result of contract re-negotiation.

General and Administrative Expenses

    General and administrative expenses as a percentage of net sales increased to 9.0% compared to 8.2% for the third quarter last year. This increase was principally due to organization costs related to the merger with Eimo Oyj of $1,112. For the first nine months of fiscal 2001 general and administrative expenses as a percentage of sales decreased to 8.3% compared to 8.4% for the nine months of the prior year. This decrease is principally attributed to higher overhead absorption as a result of increased sales.

Income Taxes

    The Company's effective tax rate for the third quarter of fiscal 2001 was 54.9% compared to the prior year rate of 36.2% and was 40.9% for the first nine months of fiscal 2001 compared to 36.3% for the first nine months of the prior year. The higher effective tax rate is primarily a result of the non-deductible organization costs related to the proposed merger with Eimo Oyj.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the foreseeable future.
     Cash provided from operations of $4,828 for the first nine months of fiscal year 2001 consisted primarily of earnings and an increase in accounts payable, offset by increases in accounts receivable and inventories.
     As a result of the higher sales level, accounts receivable increased by $9,298 at December 31, 2000 compared to the prior fiscal year end, and represented 49 days sales outstanding which is 4 days higher than the end of the prior fiscal year. The higher days sales outstanding is due to timing and is not due to the extension of payment terms. Inventories increased by $2,564 at December 31, 2000 compared to the prior fiscal year end, and represented
22 days in inventory compared to 34 days at the end of the prior fiscal year. The increase in inventories is primarily due to increased inventory requirements related to the higher sales at the Texas facilities.
     The Company has a $10,000 unsecured line of credit agreement with a bank of which $8,426 is available at December 31, 2000. The Company has utilized $1,574 of its line of credit, issued a note payable for $660 for business acquisitions and facility expansions, and issued $4,500 of industrial revenue bonds for facility construction during the nine months ended December 31, 2000. The Company anticipates investing, over the next two to three years, $5,000 in capital acquisitions related to the Manaus, Brazil operation. Management believes that cash available under existing bank agreements, along with internally generated cash, will be adequate to fund future operating and capital requirements.


Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK

     As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000 line of credit had an interest rate ranging from 8.5% to 9.0% for the nine months ended December 31, 2000.
     For periods subsequent to September 30, 2000, the Company's Georgetown Industrial Development Corporation Revenue Bond provides for interest at a variable rate of 77% of the issuing bank's prime rate. The bonds had an interest rate of 6.9% for the quarter ending December 31, 2000.
     In addition, the Company's Putnam County Industrial Revenue Bond provides for interest at a rate equal to the issuing bank's tax-exempt note rate. The bonds had an interest rate of 5.1% for the quarter ending December 31, 2000.

<PART>

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K

None.


                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRIPLE S PLASTICS, INC.
                             (Registrant)


Date: February 14, 2001      ___________________________________________
                             A. Christian Schauer
                             Chief Executive Officer and Chief Financial Officer

Date: February 14, 2001      ___________________________________________
                             Catherine A. Taylor
                             Treasurer, Corporate Controller
                             (Chief Accounting Officer)