Form 10-K
period 2001-03-31
TRIPLE S PLASTICS INC
filed 2001-05-30
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-K

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR FISCAL YEAR ENDED MARCH 31, 2001.

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
       Title of each Class                     on which registered
       -------------------                    ---------------------
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

                     Yes: ___X___         No: ________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 15, 2001, there were 3,814,169 shares of the registrant's common stock, no par value, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant (i.e., excluding shares held by executive officers, directors, and control persons as defined in Rule 405) on that date was approximately $8,858,235 computed on the closing price on that date.

     Portions of the Company's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

In fiscal 1999, the Company purchased the assets of Dynacept Company, Inc. Dynacept is a preeminent rapid prototyping and model making organization that produces concept models, appearance models, engineering prototypes and pre-production samples using a wide range of techniques including stereolithography, conventional modeling techniques and RTV rubber molding, along with advanced painting and decorating processes. The 30,000 square foot facility is located in Putnam County, New York.

In fiscal year 2000, the Company began operations in a 60,000 square foot leased injection molding facility in Fort Worth, Texas. Furthermore, in fiscal year 2000, the Company closed and sold its Tucson, Arizona facility and transferred the machinery and equipment to its facility in Fort Worth, Texas and other locations in Michigan.

In fiscal year 2001, the Company began operations in a 23,000 square foot owned injection molding facility in Manaus, Brazil. Also, the Company acquired Burco Precision Products, Inc., a mold manufacturing business, located in Denton, Texas to support the growing tooling needs of Triple S Technologies customers.

On July 13, 2000, the Company announced that it had entered into a merger agree-ment with Eimo Oyj of Lahti, Finland whereby the Company was to exchange its shares for Eimo Oyj shares. Following eight months of integration planning and pending regulatory approval, market conditions abruptly changed, resulting in termination of the merger agreement in March 2001. The costs related to the merger were significant and have been fully charged against fiscal year 2001 operating results.

(b)  Financial Information About Segments

The Company has one primary operating segment - the design and manufacture of highly engineered thermoplastic components, principally for the telecommunica-tions, automotive, consumer products and medical markets. Other operations include mold making and rapid prototyping. The Company has no significant export sales. Product and major customer information is disclosed in Item 1(c).

(c)  Narrative Description of Business

General

Triple S manufactures complex, highly engineered thermoplastic components and the molds to produce those components primarily for the telecommunications, automotive, consumer products, medical and information technologies markets. Rapid prototyping, model making, mold and molded component manufacturing and assembly are integral parts of the business. During the most recent fiscal year, 92% of the Company's net sales came from 15 customers, with one customer representing 72% of net sales. The Company manufactures only custom components based on customer specifications and, therefore, is generally the exclusive source of supply for the particular product being sold to the customer, although customers will generally use more than one molder for other products which they sell to minimize single supplier dependence.

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

Ongoing developments in markets served by the Company continue to create growth opportunities for suppliers of plastic components. Efforts to reduce weight, enhance design flexibility and reduce costs have resulted in the substitution of plastic for wood, glass, paper, metal and other materials in numerous applications. Furthermore, Original Equipment Manufacturers (OEMs) are continuing to outsource not only the manufacture of, and the design, engineering and assembly of, plastic components to qualified suppliers. OEMs are consolida-ting their purchases with larger, integrated components suppliers that possess full-service capabilities for all functions from mold design through post-molding assembly and finishing operations. The Company believes that its technical expertise with respect to plastic resins and injection molding technology, and its capacity for full service, high-quality response to the needs of customers will enable the Company to grow as a result of these market dynamics.

Markets and Products

The Company produces components for customers that operate principally in five markets: telecommunications, automotive, consumer products, medical and information technologies.

The following table summarizes each of the Company's markets as a percentage of total sales for the fiscal years ended March 31:

                                              % of Sales
                                 -------------------------------------
     Market                        2001          2000           1999
     ------                      --------      --------       --------
     Telecommunications             77%           62%            37%
     Automotive                      6%           10%            11%
     Consumer Products               5%           12%            25%
     Medical/Pharmaceutical          3%            8%            13%
     Information Technologies        2%            5%            11%
     Other                           7%            3%             3%

Telecommunications Market. Customers in this market manufacture products such as cellular phones, pagers and related accessories, and require high levels of CAD assisted design engineering, thin-wall molding, in-mold decorating and assembly. Because of the Company's expertise in these areas and the strong growth demonstrated by OEMs in this market, telecommunications is a target market for growth for the Company. Sales to one customer in this market, Nokia Mobile Phones, accounted for 72%, 59%, and 34% of total sales for fiscal 2001, 2000, and 1999, respectively. The loss of the Company's largest customer would have a significant near-term negative effect on the Company's operating performance as a whole and would necessitate significant operation adjustments and re-deployment of assets. The likelihood of the occurrence of this risk will be increased if the Company is unable to satisfy the global supply needs of this customer in the relative near term.

Automotive Market. Sales in the automotive market are made mostly to first-tier suppliers to automobile manufacturers. Products sold to customers in this market include outside mirror shells, interior mechanical and seating com-ponents, headlight adjustment brackets, fluid reservoir tanks, and components for electrical and audio systems. Automotive OEMs and first-tier suppliers are relying on fewer vendors possessing broader capabilities. First-tier suppliers have been increasing the outsourcing of the design and manufacture of plastic components and are purchasing more complex subassemblies from a shrinking base of suppliers. While this market becomes increasingly competitive, the Company believes it has the capabilities to serve many customers in this market. The Company's Battle Creek, Michigan facility was constructed to more effectively serve the Company's automotive customers.

Consumer Products Market. Customers in the consumer products market manufacture products such as home entertainment devices, office equipment, and other end-user products. Products sold to customers in this market include CD speaker housings and covers, paper binding equipment, and various other housings and covers. The Company expects the use of plastics in this broad market to continue to grow as new thermoplastic resins evolve, with higher strengths, better impact and heat resistance and other physical properties that will increase the substitution of plastics for other materials.

Medical Market. Customers in the medical market are comprised primarily of manufacturers of durable medical equipment for use in non-sterile, non-invasive applications. Products sold to customers in this market include components for hospital stretchers and beds, disposable wound irrigation instruments, tissue stabilizers, colostomy units, and glucose test kits. The Company has targeted this market for expansion because customers tend to require product engineering services for high volume components with close tolerances and post-molding assembly and finishing services.

Information Technologies Market. Customers in the information technologies market are primarily manufacturers of computers, printers, copy machines and printer cartridges. The products supplied by the Company to these customers include components for personal computers and peripheral equipment, printers, and laser and bar code scanners.

Sales and Marketing

The Company currently markets its services on a national basis through its direct sales force of seven people and four independent manufacturers' represen-tative organizations. A major emphasis has been placed on the development of an aggressive, highly focused "Strategic Sales Initiative" to capture major, long-term relationships in our targeted markets.

Operations

Triple S Plastics, Inc. is a plastics engineering services company, serving the Telecommunications, Automotive and other industries with rapid prototyping and design models, mold design and engineering services, mold manufacturing, plastic injection molding, and post-molding assembly and finishing operations.

At its subsidiary, Dynacept Corporation, located in Putnam County, New York, the Company produces concept models, appearance models, engineering prototypes and pre-production samples using a wide range of techniques including stereo-lithography, conventional modeling techniques and RTV rubber molding, along with advanced painting and decorating processes.

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

The Company has five facilities that are full service custom injection molding plants with post-molding secondary operations. These facilities collectively house 95 horizontal injection molding machines with capacities ranging from 55 tons to 720 tons and 1 vertical machine with capacity of 40 tons. Each machine utilizes a computerized process controller that continuously monitors key process parameters on a real time basis and signals the operator if any parameter falls outside predetermined statistical limits. The injection molding process is supported by automated systems for raw material drying, conveying and regrinding. All of the Company's plants have received ISO 9002 certification, an international quality standard. During fiscal 2001, the facilities in Vicksburg, Michigan and Battle Creek, Michigan received QS9000 certification.

Value added post-molding secondary services, including ultrasonic inserting and welding, heat staking, solvent bonding, finishing, machining, assembly and on-line packaging are offered to the Company's customers. These important services support the customers' requirements for subassembled components, which provide cost savings and manufacturing efficiencies.

Raw Materials

The principal raw materials used by the Company are thermoplastic resins. The Company uses over 400 different resins, nearly all of which are classified as engineering grade resins, as compared to lower priced commodity grade resins. Resins are generally purchased for the production of existing orders. The Company purchases its raw materials from several different sources, and these materials are available from several suppliers.

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

Backlog

Triple S has understandings with several of its major customers whereby the customers discuss long-range quantities and sales expectations for periods up to 12 months. Quantity expectations are given to Triple S and once a part is approved for production, Triple S begins production and fully expects that it will continue such production for the life of the product. The customer will typically provide volume indications for the next 3 months with a purchase order, or a call-off request, for quantities for the next 30 days. While
Triple S fully expects that its customers intend to have it provide production for the products for which it has production indications, the customers rarely
give irrevocable commitments.   Accordingly, due to the close cooperation and
collaboration with the customer, Triple S believes that there will be continuing involvement in the production of its customer's product. It does not, however, consider its open orders at any time to be indicative of future business activity.

Competition

The custom injection molding industry is highly competitive. To differentiate itself from its competitors, the Company focuses on complex components with close tolerances where it competes principally on the basis of technical expertise, customer service, product quality and rapid mold production, although price is also an important competitive factor. There are many suppliers of plastic injection molded components, including many that are larger than the Company with greater financial resources.

Employees

At March 31, 2001, the Company employed 755 full time and 5 part time employees, plus retained 101 temporary workers. The Company has no employees who are represented by a labor union, and considers its relations with its employees to be good.

Item 2.  Properties

The following table sets forth information regarding the production and administrative facilities:

Location                       Size         Function
--------                      ------        --------
Battle Creek, Michigan     64,000 sq. ft.   Injection molding, post-molding
                                            operations and office
Georgetown, Texas          64,000 sq. ft.   Injection molding, post-molding
                                            operations and office
Georgetown, Texas          20,000 sq. ft.   Warehouse
Denton, Texas               7,500 sq. ft.   Mold manufacturing
Fort Worth, Texas          60,000 sq. ft.   Injection molding, post-molding
                                            operations and office
Vicksburg, Michigan        59,000 sq. ft.   Injection molding, post-molding
                                            operations, warehouse and office
Vicksburg, Michigan        32,000 sq. ft.   Mold manufacturing, Tooling and
                                            Technology Centre and office
Putnam County, New York    30,000 sq. ft.   Rapid prototyping, model making
                                            and office
Vicksburg, Michigan        40,000 sq. ft.   Injection molding, post-molding
                                            operations, warehouse and office
Manaus, Brazil             23,000 sq. ft.   Injection molding, post-molding
                                            operations, warehouse and office
Portage, Michigan           8,900 sq. ft.   Office

The Company owns its facilities except for the Texas and Portage, Michigan facilities, which are leased. The Company's current facilities are considered suitable and adequate for current and near-term production needs.

Item 3.  Legal Proceedings

A dispute has arisen regarding the legal effect of the separate termination notices given by Triple S and Eimo Oyj in connection with the termination in March 2001 of the planned merger of the two companies. Eimo filed an action in federal court in Delaware in April 2001 seeking damages from Triple S, claiming that the termination of the merger agreement by Triple S, after Eimo itself had given notice of termination, constituted a breach of the agreement that entitles Eimo to damages consisting of certain expenses not exceeding $1,000,000, a termination fee of $6,400,000 and other unspecified damages. Triple S believes that Eimo's suit is without merit and has filed a motion to dismiss the case for failure to state a cause of action. Triple S will defend the action vigorously and does not believe that it owes Eimo a termination fee, expenses or other damages.

Item 4.  Submission of Matters to a Vote of Security Holders

A meeting of Triple S shareholders was scheduled for March 8, 2001 at which time the shareholders were to be asked to vote on a merger between Triple S and Eimo Oyj of Lahti, Finland. In light of certain negative developments occurring in the market and the possible negative ramifications on the business of Eimo and Triple S, the meeting was adjourned to a later date with no other business being conducted.

Additional Item:  Executive Officers of the Registrant

The following table lists the names, ages and positions of all of the Company's executive officers. Officers are elected annually by the Board of Directors at the first meeting of the Board following the annual meeting of shareholders.

Name                      Age     Position
----                     -----    --------
Walter J. Barkalow         53     President, Triple S Technologies, LP
Douglas P. Bergmoser       61     Vice President Michigan Business Unit
Daniel B. Canavan          47     Chairman of the Board and Secretary
A. Christian Schauer       58     Chief Executive Officer and Chief
                                  Financial Officer
William J. Stewart         57     Vice President
Barry L. Stuart            52     Vice President and Chief Information Officer
Catherine A. Taylor        37     Treasurer & Corporate Controller
Victor V. Valentine, Jr.   55     President
Phillip W. Weaver          48     Vice President Human Resources and
                                  Organizational Development
Michael E. Zaagman         43     Vice President Strategic Accounts

Walter J. Barkalow was named President of Triple S Technologies, LP, the Company's Texas business unit, in January 2000. Mr. Barkalow has served in various management positions with the Company for more than five years.

Douglas P. Bergmoser joined the Company in January 2001 as Vice President Michigan Business Unit. Prior to joining the Company, Mr. Bergmoser was Operations Manager with A. Raymond Inc. from 1997 to January 2001 and for the three years prior to that was President of Crystal Vision Plastics, Inc.

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

Barry L. Stuart joined the Company in August 1997 and is in charge of the Company's information systems. Prior to joining the Company, he was an independent consultant, and served as Director of Strategic Resources for Tecom Industries, Inc.

Catherine A. Taylor has been Corporate Controller since August 1996 and was named Treasurer in October 2000. Before joining the Company, Ms. Taylor served as Senior Financial Analyst for Tokai Rika USA, Inc.

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

Michael E. Zaagman is Vice President Strategic Accounts and was previously Vice President Engineering and Technical Services from September 1999 to September 2000. Mr. Zaagman joined Triple S Plastics, Inc. as the Corporate Director of Materials on April 1, 1995 and held the position of Vice President of Operations effective January 1997.


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

    Fiscal          Quarter          High         Low          Close
    ------          -------        --------     -------      ---------
     2001             4th           25.5000      4.2500        4.5625
                      3rd           30.6250     22.1875       22.6250
                      2nd           32.5000     21.0000       32.0000
                      1st           24.2500     15.2500       24.2500

     2000             4th           18.0000     13.5000       15.4375
                      3rd           13.8750      8.7188       13.8750
                      2nd            8.9375      4.3125        8.7500
                      1st            5.3750      2.7500        4.2500

As of May 15, 2001, there were approximately 200 stockholders of record of the Company's common stock. Based on the number of sets of proxy materials mailed by the Company's transfer agent, the Company estimates there are 1,200 additional beneficial owners of the Company's common stock who hold the stock in street name. The Company currently intends to retain earnings for future capital requirements and growth. No cash dividends have been paid during the past two years and management does not anticipate paying cash dividends to holders of its common stock for the foreseeable future.

Item 6.  Selected Financial Data

                                           Fiscal Years Ended March 31
                                     (in thousands, except per share data)
                               -------------------------------------------------
                                 2001      2000      1999       1998      1997
                               --------  --------  --------   --------  --------
Income Statement Data:
 Net sales                     $155,168  $ 95,102  $ 67,772   $ 67,414  $ 64,608
 Gross profit                    26,940    17,927    11,125     11,830    10,464
 Operating income (loss)          9,353     4,759    (1,166)     2,782     2,447
 Interest expense, net              596       296       339        325       358
 Other expense                      347       --        --         --        --
                               --------  --------  --------   --------  --------
 Income (loss) before income
   tax expense (benefit)          8,410     4,463    (1,505)     2,457     2,089
 Income tax expense (benefit)     3,710     1,692      (453)       860       760
                               --------  --------  --------   --------  --------
 Net income (loss) before
   minority interest             4,700      2,771    (1,052)     1,597     1,329
 Minority interest in loss of
   subsidiary                      160        --        --         --        --
                              --------   --------  --------   --------  --------
 Net income (loss)            $  4,860   $  2,771  $ (1,052)  $  1,597  $  1,329
                              ========   ========  ========   ========  ========

Earnings (Loss) Per Share Data:
  Basic                       $   1.29   $    .74  $   (.28)  $    .43  $    .36
                              ========   ========  ========   ========  ========
  Diluted                     $   1.08   $    .66  $   (.28)  $    .43  $    .36
                              ========   ========  ========   ========  ========

Weighted average shares outstanding:
  Basic                          3,779      3,755     3,745      3,740     3,734
  Diluted                        4,490      4,213     3,745      3,752     3,738


                                                March 31 (in thousands)
                             ---------------------------------------------------
                               2001        2000      1999       1998      1997
                             --------    --------  --------   --------  --------
Balance Sheet Data:

Working capital              $ 13,281    $ 12,028  $ 10,287   $ 12,168  $ 10,683
Total assets                 $ 67,255    $ 51,486  $ 50,809   $ 50,030  $ 48,870
Long-term debt, less
  current maturities         $  7,706    $  4,618  $  6,862   $  6,603  $  7,251
Shareholders' equity         $ 39,155    $ 33,785  $ 30,953   $ 31,981  $ 30,353


Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations    (Dollars in thousands)

The Company is a full-service custom injection molder providing rapid prototyping and design models, mold design and engineering services, mold manufacturing, injection molding, and post-molding assembly and finishing operations to a diverse base of customers. Its customers are primarily in telecommunications, consumer products, automotive, medical/pharmaceutical and information technologies markets. The Company operates in one business segment. The Company's fiscal year is March 31 and, unless otherwise noted, references to fiscal 2001, 2000, and 1999 relate to the fiscal years ended March 31, 2001, 2000, and 1999.

RESULTS OF OPERATIONS

On March 1, 2001 the Company announced that, based on information provided to it by its principal customer, management expected significantly weaker sales to this customer than originally anticipated for its fiscal years ending
March 31, 2002 and 2003, and that the overall effect of these weaker sales would significantly and adversely affect the growth of revenues in fiscal years 2002 and 2003. Furthermore, based on more recent information received from its principal customer, Triple S now expects that the overall effect of its weaker sales will significantly and adversely affect the anticipated growth of revenues in fiscal 2002 and will result in a significant reduction of the profits antici-pated in fiscal 2002. Management also currently believes that the weaker sales will result in a significant reduction of its anticipated revenue and profits in fiscal 2003. The Company also announced it will be reviewing its manufacturing capacity needs at its two Texas molding locations as a result of its expected decrease in production.

On April 30, 2001, the Company announced that, following a review of production capacity needs at its two Texas molding facilities, it was transferring most production from its Ft. Worth plant to its Georgetown plant. The Company is planning to maintain a full-capability presence at the Ft. Worth facility and will return that plant to increased production levels as the results from new sales initiatives warrant. The production transfer is expected to be completed by July 1, 2001. Accordingly, in the fourth quarter of fiscal 2001, Triple S recorded a pre-tax charge of $279 of additional depreciation and other costs associated with the Ft. Worth realignment. In addition, expenses related to the terminated merger with Eimo Oyj of $2,808 and an impairment charge of $900 related to goodwill of Burco, as a result of changes in the business environment noted above, were recorded in fiscal 2001. These pre-tax charges are classified in General and Administrative Expenses in the Consolidated Statements of Income in fiscal 2001.

On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment from that facility to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and impairment charges related to the planned disposition of the Victor Plastics facility. The loss on closing and impairment charge included the write down of property, plant and equipment to market value of $1,151 and closedown expenses of $161. The adjustment to market value included a provision of $675 for the Tucson facility, Tucson machinery and equipment of $326 and the Victor Plastics facility of $150. Closedown expenses consisted of an inventory provision of $84 and severance payments of $77 related to the termination of all 100 employees at the Tucson facility. The market value of the property, plant, and equipment was the amount at which the assets could be sold in a current transaction between willing parties, other than in a forced or liquidation sale. This pre-tax charge is classified in General and Administrative Expenses in the Consolidated Statements of Income in fiscal 2000. The sale of the Tucson facility was final and all other costs were incurred as of December 1999. No additional provision for closing costs was necessary.

Near the end of the third quarter of fiscal year 1999, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company. Accordingly, in the third quarter of fiscal 1999, Triple S recorded a pre-tax provision of $1,441 for losses on accounts receivable of $1,221, inventories on hand for these customers of $200, and legal costs of $20. This pre-tax charge is classified in General and Administrative Expenses in the Consolidated Statements of Income in fiscal 1999.

The table below outlines the components of the Company's Consolidated Statements of Income as a percentage of net sales:

Fiscal Year ended March 31                2001          2000            1999
------------------------------------------------------------------------------
Net sales                                100.0%        100.0%          100.0%
Cost of sales                             82.6          81.1            83.6
Gross profit                              17.4          18.9            16.4
Selling & marketing expenses               1.8           4.5             5.2
General & administrative expenses          9.6           9.4            12.9
Operating income (loss)                    6.0           5.0            (1.7)
Interest expense, net                       .4            .3              .5
Other expense                               .2           --              --
Income (loss) before income tax
  expense (benefit)                        5.4           4.7            (2.2)
Income tax expense (benefit)               2.4           1.8             (.6)
Net income (loss) before minority
  interest                                 3.0           2.9            (1.6)
Minority interest in net loss of
  subsidiary                                .1           --              --
Net income (loss)                          3.1%          2.9%           (1.6)%

The following table summarizes each of the Company's markets as a percentage of total sales for fiscal years ended March 31:

                                             % of Sales
                                      ------------------------
    Market                            2001      2000      1999
    ----------------------------------------------------------
    Telecommunications                 77%       62%       37%
    Automotive                          6%       10%       11%
    Consumer Products                   5%       12%       25%
    Medical/Pharmaceutical              3%        8%       13%
    Information Technologies            2%        5%       11%
    Other                               7%        3%        3%


FISCAL 2001 COMPARED TO FISCAL 2000

Net sales for fiscal year 2001 were $155,168, an increase of $60,066 or 63.2% over net sales of $95,102 for fiscal year 2000. As in the prior year, the Company's sales to all markets, except Telecommunications, showed percentage decreases. Such decreases are the result of exceptionally strong growth in the Telecommunications market, which comprised 77% of total net sales as compared to 62% in the previous fiscal year. Price increases during the year were moderate and customers continue to exhibit strong resistance in accepting price increases. The Company is continuing to accelerate its efforts at growing business with customers outside the Telecommunications market.

Cost of sales represented 82.6% of net sales in fiscal 2001, compared to 81.1% in fiscal 2000. This slightly higher cost of sales percentage in 2001 is primarily attributed to material cost increases, which were not carried through to selling price increases, and start-up expenses in Brazil. The Company continues its efforts to maximize factory utilization and better balance its overhead structure.

Selling and marketing expenses decreased as a percentage of net sales to 1.8% in fiscal 2001 compared with 4.5% in fiscal 2000. The decrease is primarily attributable to a change in distribution arrangements in the Telecommunications market from outside representative organizations to direct sales representation.

General and administrative expenses represented 9.6% of net sales in fiscal 2001 compared to 9.4% in fiscal 2000. Note 14 to the consolidated financial state-ments explains the detail of several exceptional or unusual, one-time charges classified in general and administrative expenses in fiscal years 2001 and 2000. Such amounts need to be considered when looking at normal recurring general and administrative expenses. Excluding one-time charges, general and administrative expenses in fiscal 2001 were 7.0% as compared to 8.0% in fiscal 2000. The decrease in percentage is primarily due to overall control of expenses and the fact that several general and administrative expenses are fixed and do not vary with increasing sales activity.

The Company's effective tax rate for 2001 was 44.1% (including state and local income taxes of 1.3%) compared to a rate of 37.9% in fiscal year 2000. The effective income tax rate for fiscal 2001 was adversely impacted by foreign subsidiary losses for which no income tax benefit was received and other non-deductible expenses for income tax purposes.

FISCAL 2000 COMPARED TO FISCAL 1999

Net sales for fiscal year 2000 were $95,102, an increase of $27,330, or 40.3%, over net sales of $67,772 for fiscal year 1999. As a percentage of total sales, the Company's sales decreased to all the markets the Company serves except Telecommunications, which showed strong growth, increasing to 62%. These decreases represented the completion of several customer projects during 1999 which were not replaced with new projects. The overall increase in sales was primarily related to volume as no significant price increases occurred during fiscal 2000.

Cost of sales represented 81.1% of net sales in fiscal 2000 compared to 83.6% in 1999. The lower cost of sales percentage in 2000 was primarily attributed to molded part manufacturing cost reductions, primarily in material and labor cost, and as a result of manufacturing efficiency improvement initiatives at the Company. The lower cost of sales percentage was also attributed to higher overhead absorption as a result of increased sales.

Selling and marketing expenses decreased as a percentage of net sales to 4.5% in 2000 compared to 5.2% in 1999. The decrease principally related to decreased compensation as a percentage of net sales.

General and administrative expenses represented 9.4% of net sales compared to 12.9% in the prior year. The decrease was primarily due to decreased compensa-tion and legal fees as a percentage of net sales.

The Company's effective tax rate for 2000 was 37.9% (including state and local income taxes of 4.7%) compared to the prior year rate of (30.1)%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's primary sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the future.

Net cash provided by operating activities was $7,022 for fiscal 2001. Working capital increased by $1,253 in the year to $13,281, primarily resulting from the increase in accounts receivable and inventories. As a result of, and consistent with the higher sales level, accounts receivable increased by $5,728 compared with the prior fiscal year-end, and represented 52 days sales outstanding, which is seven days higher than the end of the prior fiscal year. The increase in days sales outstanding is due to the increased sales level in the last month of the fiscal year and the timing of collections of current accounts receivable balances from a major customer. Inventories increased $1,591 compared to the prior fiscal year and represented 25 days in inventory compared with 34 days at the prior fiscal year-end. Inventories continue under good control and adequate provision has been made for all known obsolete and non-saleable items. Purchases of property, plant and equipment totaled $11,132 for fiscal 2001and consisted of equipment purchases at various locations to provide increased production capacity to support sales growth and the purchase of land and buildings in New York and Brazil.

The Company had $998 in cash and cash equivalents at March 31, 2001. The Company also had outstanding borrowings totaling $10,280 at that date. Current maturities of long-term debt are $1,992 at March 31, 2001 with repayment due the following four fiscal years as follows: 2003 - $3,241; 2004 - $312;
2005 - $344; and 2006 - $361. The Company has $9,418 available under an unsecured line of credit with a bank, net of current borrowings under the agreement of $582. The Company anticipates investing, over the next two to three years, $3,000 in capital acquisitions for the Brazil operation. The Company believes that its available sources of cash, its cash and cash equivalents on hand, as well as anticipated cash flows from operations, will be sufficient to fund future operating and capital requirements and required debt repayments.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates. The Company enters into interest rate swaps to manage these economic risks. SFAS No. 133 did not have a significant effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101).
SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. SAB 101 did not have a significant effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25. FIN 44 clarifies the follow-ing: the definition of an employee for purposes of applying APB Opinion
No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a material impact on the consolidated financial statements.

OTHER MATTERS

The information attached to this filing as Exhibit 99.1, Triple S
Plastics, Inc. Safe Harbor Statement for Forward-Looking
Statements, is hereby incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000 line of credit had an interest rate ranging from 7.5% to 9.0% for the twelve months ended March 31, 2001.

For periods subsequent to September 30, 2000, the Company's Georgetown Industrial Development Corporation Revenue Bond provides for interest at a variable rate of 77% of the issuing bank's prime rate. The bonds had an interest rate ranging from 6.2% to 6.9% for the year ended March 31, 2001.

In addition, the Company's Putnam County Industrial Revenue Bond provides for interest at a rate equal to the issuing bank's tax-exempt note rate. The bonds had an interest rate ranging from 3.75% to 5.1% for the year ended
March 31, 2001. With respect to these bonds, the Company has entered into an interest rate swap agreement essentially to fix the interest rate. The notional amount of the swap agreement amounted to $4,500. The Company does not use derivative financial instruments for trading purposes.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are filed with this report as pages F-1 through F-16 following the signature page:
          Consolidated Balance Sheets
          Consolidated Statements of Income
          Consolidated Statements of Shareholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements
          Report of Independent Certified Public Accountants


                                   PART III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 10.  Directors and Executive Officers of the Registrant

Information relating to executive officers is included in this report in the last section of Part I under the caption "Executive Officers of the Registrant". Information relating to directors appearing under the caption "Election of Directors" in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders to be held June 29, 2001, and to be filed with the Commission is hereby incorporated herein by reference. Information concerning compliance with
Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders and filed with the Commission is hereby incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the caption "Executive Compensation" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated herein by reference excluding the information under the caption "Compensation Committee Report" and "Stock Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained under the caption "Securities Ownership of Management" contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related party transactions is hereby incorporated herein by reference to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders under the caption "Election of Directors".


                                 PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a) The following financial statements are filed as part of this report as pages F-1 through F-16 following the signature page:

       Consolidated Balance Sheets
       Consolidated Statements of Income
       Consolidated Statements of Shareholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements
       Report of Independent Certified Public Accountants

   (b) Three reports were filed on Form 8-K during the three-month period ended March 31, 2001 and one was filed subsequent to March 31, 2001.

       - Form 8K, filed pursuant to Section 13 or 15(d), dated February 3, 2001.
       - Form 8K, filed pursuant to Section 13 or 15(d), dated March 1, 2001.
       - Form 8K, filed pursuant to Section 13 or 15(d), dated March 12, 2001.
       - Form 8K, filed pursuant to Section 13 or 15(d), dated April 30, 2001.

   (c) See Exhibit Index located on pages 33 through 35.

   (d) The following financial statement schedule is filed as part of this report as page F-18 following the signature page:

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

Dated: May 15, 2001             TRIPLE S PLASTICS, INC.

                                By _/s/_A._Christian_Schauer__________
                                A. Christian Schauer, Chief Executive Officer and Chief Financial Officer

and
                                By _/s/_Catherine_A._Taylor___________
                                Catherine A. Taylor, Treasurer and Corporate
                                Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on this 15th day of May 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

Each Director of the Registrant whose signature appears below, hereby appoints Daniel B. Canavan and A. Christian Schauer, and each of them individually as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-K to the same extent and with the same effect as if done personally.

_/s/_Daniel_B._Canavan_______             _/s/_Victor_V._Valentine,_Jr._______
Daniel B. Canavan                         Victor V. Valentine, Jr.
Chairman of the Board                     Director

_/s/_A._Christian_Schauer____             _/s/_David_L._Stewart_______________
A. Christian Schauer                      David L. Stewart
Director                                  Director

_/s/_James_F._Hettinger______             _/s/_Robert_D._Bedilion_____________
James F. Hettinger                        Robert D. Bedilion

_/s/_Evan_C._Harter__________             _/s/_Donald_W._Thomason_____________
Evan C. Harter                            Donald W. Thomason
Director                                  Director

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Consolidated Balance Sheets as of March 31, 2001 and 2000                 F-2

Consolidated Statements of Income for the years ended
   March 31, 2001, 2000 and 1999                                          F-3

Consolidated Statements of Shareholders' Equity for the years
   ended March 31, 2001, 2000 and 1999                                    F-4

Consolidated Statements of Cash Flows for the years ended
   March 31, 2001, 2000 and 1999                                          F-5

Notes to Consolidated Financial Statements                                F-6

Report of Independent Certified Public Accountants                        F-17

                            TRIPLE S PLASTICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

MARCH 31                                               2001           2000
-----------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $    998       $  1,806
  Accounts receivable, less allowance of $250
   and $300 for possible losses                       19,657         13,929
  Refundable income taxes                                665            --
  Inventories (Note 3)                                 7,935          6,344
  Deferred income taxes (Note 7)                         674            427
  Other                                                1,475            656
                                                    --------       --------
Total Current Assets                                  31,404         23,162
                                                    --------       --------
Property, Plant and Equipment (Notes 2, 5 and 6):
  Land and buildings                                  14,119          8,228
  Leasehold improvements                               1,064            617
  Machinery and equipment                             31,346         26,989
  Office furniture and equipment                       5,507          4,648
                                                    --------       --------
                                                      52,036         40,482
  Less accumulated depreciation and amortization      20,737         16,726
                                                    --------       --------
Net Property, Plant and Equipment                     31,299         23,756

Other:
  Goodwill, net of accumulated amortization of
   $2,153 and $848 (Notes 12 and 14)                   3,737          3,641
  Miscellaneous (Notes 2, 8 and 14)                      815            927
                                                    --------       --------
Total Other Assets                                     4,552          4,568
                                                    --------       --------
                                                    $ 67,255       $ 51,486
                                                    ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable (Note 4)                            $    582           --
  Accounts payable                                     9,699       $  5,543
  Accrued compensation                                 2,304          1,570
  Income taxes                                           --             831
  Other current liabilities                            3,546          1,878
  Current maturities of long-term debt (Note 5)        1,992          1,312
                                                    --------       --------
Total Current Liabilities                             18,123         11,134

Long-Term Debt, less current maturities (Note 5)       7,706          4,618
Other Liabilities (Note 8 and 15)                        392            --
Deferred Income Taxes (Note 7)                         1,879          1,949
                                                    --------       --------
Total Liabilities                                     28,100         17,701
                                                    --------       --------
Commitments and Contingencies (Notes 6, 8, and 16)

Shareholders' Equity (Note 10):
  Preferred stock, no par value, 1,000,000
   shares authorized, none issued                        --             --
  Common stock, no par value, 10,200,000
   shares authorized, 3,814,169 and
   3,759,716 shares issued and outstanding            15,143         14,529
  Retained earnings                                   24,116         19,256
  Accumulated other comprehensive loss (Note 15)        (104)           --
                                                    --------       --------
Total Shareholders' Equity                            39,155         33,785
                                                    --------       --------
                                                    $ 67,255       $ 51,486
                                                    ========       ========
See accompanying notes to consolidated financial statements.

                           TRIPLE S PLASTICS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share amounts)

                                                      Years ended March 31
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Net Sales                                        $155,168   $ 95,102   $ 67,772
Cost of Sales                                     128,228     77,175     56,647
                                                 --------   --------   --------
Gross Profit                                       26,940     17,927     11,125
Selling and Marketing Expenses                      2,798      4,235      3,521
General and Administrative Expenses (Note 14)      14,789      8,933      8,770
                                                 --------   --------   --------
Operating Income (Loss)                             9,353      4,759     (1,166)
                                                 --------   --------   --------
Other Expense:
  Interest expense, net                               596        296        339
  Other expense                                       347        --         --
                                                 --------   --------   --------
      Total Other Expense                             943        296        339
                                                 --------   --------   --------
Income (Loss) Before Income Tax Expense (Benefit)   8,410      4,463     (1,505)

Income Tax Expense (Benefit) (Note 7)               3,710      1,692       (453)
                                                 --------   --------   --------
Net Income (Loss) Before Minority Interest          4,700      2,771     (1,052)
Minority Interest in Net Loss of Subsidiary           160        --         --
                                                 --------   --------   --------
Net Income (Loss)                                $  4,860   $  2,771   $ (1,052)
                                                 ========   ========   ========
Earnings (Loss) Per Share (Note 11):
  Basic                                          $   1.29   $    .74   $   (.28)
                                                 ========   ========   ========
  Diluted                                        $   1.08   $    .66   $   (.28)
                                                 ========   ========   ========

Shares Used in Computing Earnings Per Share (Note 11):
  Basic                                             3,779      3,755      3,745
  Diluted                                           4,490      4,213      3,745

See accompanying notes to consolidated financial statements.

                                      TRIPLE S PLASTICS, INC.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                     (Dollars in thousands)
                                                                   Accumulated Other
                                                                  Comprehensive Loss
                                                                ----------------------
                                                                                  Fair
                                                                                Market
                                                                    Foreign   Value of          Total
                                             Common   Retained     Currency   Interest  Shareholders'
                                              Stock   Earnings  Translation  Rate Swap         Equity
                                            -------   --------  -----------  ---------  -------------
Balance, March 31, 1998                     $14,444    $17,537       --           --    $     31,981
Issuance of 5,251 shares of common stock         24        --        --           --              24
Net loss for the year                           --      (1,052)      --           --          (1,052)
                                            -------   --------  -----------  ---------  -------------
Balance, March 31, 1999                      14,468     16,485       --           --          30,953
Issuance of 12,514 shares of common stock        61        --        --           --              61
Net income for the year                         --       2,771       --           --           2,771
                                            -------   --------  -----------  ---------  -------------
Balance, March 31, 2000                      14,529     19,256       --           --          33,785
Issuance of 54,453 shares of common stock,
  including $418 income tax benefit             614        --        --           --             614
Other comprehensive loss (Note 15)              --         --   $      (16)  $    (88)          (104)
Net income for the year                         --       4,860       --           --           4,860
                                            -------   --------  -----------  ---------  -------------
Balance, March 31, 2001                     $15,143   $ 24,116  $      (16)  $    (88)  $     39,155
                                            =======   ========  ===========  =========  =============

See accompanying notes to consolidated financial statements.

                                  TRIPLE S PLASTICS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)

                                                      Years ended March 31
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Operating Activities
  Net income (loss)                              $  4,860   $  2,771   $ (1,052)
  Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
    Depreciation                                    4,566      3,766      3,684
    Amortization and impairment charge in 2001      1,348        293        169
    Provision for losses on accounts receivable       --          93      1,071
    Deferred income taxes                            (317)      (301)      (177)
    Loss (gain) on sale of property, plant
     and equipment                                    298        966        (12)
    Minority interest in loss of subsidiary          (160)       --         --
    Changes in assets and liabilities, net of
     amounts scquired from business acquisition:
     Receivables:
       Trade                                       (5,643)    (4,535)     2,708
       Refundable income taxes                       (665)       737       (930)
     Inventories                                   (1,581)    (1,958)      (690)
     Other assets                                    (641)      (101)      (333)
     Accounts payable and accruals                  5,788       (349)     1,228
     Income taxes payable                            (831)       831        --
                                                  -------    -------    -------
Cash Provided by Operating Activities               7,022      2,213      5,666

Investing Activities
  Purchases of property, plant and equipment      (11,132)    (7,149)    (3,437)
  Proceeds from sale of property, plant and
    equipment                                          17      3,353         18
  Decrease in restricted cash                         --         --       2,932
  Business acquisition (Notes 9 and 12)            (1,310)       --        (909)
                                                  -------    -------    -------
Cash Used in Investing Activities                 (12,425)    (3,796)    (1,396)

Financing Activities
  Proceeds from issuance of common stock              614         61         24
  Net borrowings under note payable                   582        --         --
  Principal payments on long-term debt             (1,761)    (2,266)    (2,483)
  Proceeds from issuance of long-term debt          5,160        --         --
  Other financing activities                           16        --         --
                                                  -------    -------    -------
Cash Provided By (Used in) Financing Activities     4,611     (2,205)    (2,459)
                                                  -------    -------    -------
Increase (Decrease) in Cash and Cash Equivalents     (792)    (3,788)     1,811
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                    (16)       --         --
Cash and Cash Equivalents, beginning of year        1,806      5,594      3,783
                                                  -------    -------    -------
Cash and Cash Equivalents, end of year            $   998    $ 1,806    $ 5,594
                                                  =======    =======    =======

See accompanying notes to consolidated financial statements.

                                  TRIPLE S PLASTICS, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Business
Triple S Plastics, Inc. (the Company) is a plastics engineering services company, serving the telecommunications, automotive, consumer products, medical and other industries with rapid prototyping and design models, mold design and engineering services, mold manufacturing, plastic injection molding, and post-molding assembly and finishing operations.

During the years ended March 31, 2001, 2000 and 1999, a telecommunications customer accounted for 72%, 59%, and 34% of net sales, respectively.

Acquisitions and Goodwill
The financial statements include the net assets of businesses purchased at their fair value at the acquisition date. The excess of acquisition costs over the fair value of net assets acquired is included in and has been allocated to goodwill. Goodwill is amortized on a straight-line basis over lives ranging from 3 to 30 years.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and joint venture over which it has financial or management control. All material intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, receivables, and accounts payable approximate fair value based upon the liquidity and short-term nature of the items. The carrying value of notes payable and long-term debt approxi-mates the fair value based upon short-term and long-term borrowings at approximate market interest rates. The fair value of the interest rate swap is discussed in Note 15.

Shipping and Handling Costs
Amounts billed to customers for shipping and handling are recorded as revenue. Shipping and handling costs incurred by the Company are included in cost of sales.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the finan-cial statements. Actual results could differ from those estimates.

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

Foreign Currency Translation
The financial statements of the Company's international affiliate is translated into U.S. dollars using current exchange rates for the balance sheets and average exchange rates for statements of income and cash flows. Unrealized translation adjustments are included in accumulated other comprehensive loss in shareholders' equity. Transaction gains and losses, such as those resulting from the settlement of foreign currency receivables or payables, are included in current net income.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and held in banks, money market funds, commercial paper and other short-term investments with an original maturity of three months or less when purchased.

Interest Rate Swap Agreements
The Company enters into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate borrowings. Interest rate swap agreements are contracts to exchange floating rates for fixed rate interest payments over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense.

The counterparty to the Company's interest rate swap agreements is a commercial bank with which the Company has other financial relationships. While the Company is exposed to credit loss in the event of nonperformance by the counterparty, the Company does not anticipate nonperformance by the other party, and no material loss would be expected from such nonperformance.

The Company does not enter into interest rate swap agreements, or other derivative financial instruments, for trading purposes.

The Company has formally documented the relationship between the interest rate swap and the long-term borrowings, as well as its risk management objective and strategy for undertaking the hedge transaction. This process includes linking the derivative that has been designated as a cash flow hedge to the specific liability on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in the cash flows of the hedged item. If the Company determines that the derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Long-Lived Assets
The Company evaluates long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount (see also Note 14).

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

Earnings Per Share
The Company has adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share (EPS) for entities with publicly-held common stock or potential common stock. SFAS No. 128 sim-plifies the standards for computing EPS and makes them comparable to inter-national EPS standards. The statement requires dual presentation of "basic" and "diluted" EPS which replace primary and fully diluted EPS, respectively, required under previous guidance.

Segment Information
The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive infor-mation about their operating segments in financial statements for both interim and annual periods, and requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The Company's primary operations are in one segment - the design and manufacture of highly engineered thermoplastic components. Other operations include mold making and rapid prototyping. The Company has aggregated its operating segments into a single reportable segment as prescribed by SFAS No. 131. Revenue from external customers for each type of product and service is not reported separately as it is not considered practicable to do so.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended by SFAS 137. The Company uses derivative financial instruments to manage the economic impact of fluctuations in interest rates. The Company enters into interest rate swaps to manage these economic risks. SFAS No. 133 did not have a significant effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101).
SAB 101, as amended, summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. SAB did not have a significant effect on the consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25. FIN 44 clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on the consolidated finan-cial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2001 presentation.

2. Asset Held for Sale

As discussed in Note 14, the Company's Tucson, Arizona facility was sold in December 1999 and, at that time, the Victor Plastics facility was being held for sale. These facilities were written down to their estimated fair market value in the first quarter ended June 30, 1999, and depreciation of the facilities was terminated at the time of closure. In September 2000, management decided to reactivate the Victor Plastics facility. The asset has been reclassified from "asset held for sale" to "property, plant and equipment", and depreciation of the asset has been resumed.

3. Inventories

Inventories are summarized as follows:

                                               March 31
                                        ----------------------
                                          2001          2000
                                        --------      --------
Raw materials and packaging             $ 5,070       $ 3,658
Finished goods and work-in-process        2,865         2,686
                                        --------      --------
Total Inventories                       $ 7,935       $ 6,344
                                        ========      ========

4. Line of Credit

The Company has a $10,000 unsecured line-of-credit agreement with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios (effectively 7.5% at March 31, 2001). There was $582 outstanding under this agreement at March 31, 2001. There were no borrowings under this agreement at March 31, 2000.

5. Long-Term Debt

Long-term debt consisted of:
                                                            March 31
                                                     ----------------------
                                                       2001          2000
                                                     --------      --------
Putnam County Industrial Revenue Bond                $  4,500          --
Note payable to Dynacept Company (now known as
  MLM Liquidation Corp.)                                2,730      $  2,730
Michigan Strategic Fund Limited Obligation
  Revenue Bonds (1989 and 1990 series)                  1,080         1,560
Note payable to Manaus Refrigerantes Ltda.                576          --
Mortgage note payable to bank                             542           598
Georgetown Industrial Development Corporation
  Revenue Bond                                            270         1,042
                                                     --------      --------
Long-term debt                                          9,698         5,930
Current maturities of long-term debt                    1,992         1,312
                                                     --------      --------
Long-term debt, less current maturities              $  7,706      $  4,618
                                                     ========      ========

The Putnam County Industrial Development Bond provides for annual principal payments ranging from $220 to $395 plus interest through January 2016. In addition, the bonds require the establishment of a separate bank account funded at levels indicated in the various bond agreements. These funds were equal to or in excess of required balances as of March 31, 2001. The bonds provide for interest at a variable rate equal to the issuing bank's tax-exempt rate. In connection with the bonds, the Company entered into an interest rate swap agreement in January 2001, expiring in December 2008, essentially to fix the interest rate at 4.51%. At March 31, 2001, the interest rate in effect on these bonds was 3.75% and the notional amount of the swap agreement amounted to $4,500. The bonds are collateralized by a letter of credit with a bank.

The note payable to Dynacept Company provides for monthly installments of interest only, at a rate of 5%, with the entire principal balance due and payable in full on March 31, 2003. The note is secured by a letter of credit with a bank.

The Michigan Strategic Fund Limited Obligation Revenue Bonds (1989 and 1990 series) provide for semi-annual interest payments with rates that vary from 7.3% to 7.65% and annual principal payments through September 2001. The bonds are collateralized by a letter of credit with a bank.

The note payable to Manaus Refrigerantes Ltda. provides for monthly principal payments ranging from $12 to $43 plus interest through August 2002. Interest is fixed at 6%. The note is unsecured.

The mortgage note payable to the bank, provides for monthly payments of $8.5, including interest at 7.95% through February 2008.

The Georgetown Industrial Development Corporation Revenue Bond provides for monthly principal payments ranging from $63 to $80 plus interest through August 2001. The bonds provide for interest at 77% of the bank's prime rate, effectively 6.16% at March 31, 2001.

The above debt, except the notes payable to Dynacept Company and Manaus Refrigerantes Ltda., is secured by property and equipment. In connection with the overall bank financing agreement, the Company must comply with certain financial and non-financial restrictive covenants. The restrictive covenants include limitations on the amount of required working capital, the ratio of debt to tangible net worth and the minimum amount of tangible net worth.

Maturities of long-term debt for the four fiscal years succeeding 2002 are:
2003 - $3,241; 2004 - $312; 2005 - $344; and 2006 - $361.

6. Leases and Commitments

The Company leases certain manufacturing facilities and transportation equipment under operating leases expiring at various dates through 2006. Management expects that in the normal course of business, leases will be renewed or replaced by other leases. Minimum lease payments required under operating leases for future years are as follows: 2002 - $1,003; 2003 - $785; 2004 - $444;
2005 - $127; 2006 - $9.

Total lease expense for facilities and equipment amounted to $1,420 in 2001; $1,066 in 2000; and $706 in 1999.

7. Income Taxes

Income tax expense (benefit) consisted of the following:

                                                Years Ended March 31
                                           ------------------------------
                                             2001       2000       1999
                                           --------   --------   --------
Current:
   Federal                                 $  3,881   $  1,781   $   (276)
   State and local                              146        212        --
                                           --------   --------   --------
                                              4,027      1,993       (276)
Deferred                                       (317)      (301)      (177)
                                           --------   --------   --------
      Total income tax expense (benefit)   $  3,710   $  1,692   $   (453)
                                           ========   ========   ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities were as follows:

                                                    March 31
                                              --------------------
                                                2001        2000
                                              --------    --------
Deferred tax assets
  Accrued compensation and benefits           $   445     $    72
  Inventory valuation and related reserves        314         227
  Deferred revenue                                123         --
  Accounts receivable reserves                     85         143
  Accrued expenses related to plant closing       --           51
  Other                                            41          58
                                              --------    --------
                                                1,008         551
                                              --------    --------
Deferred tax liabilities
  Accumulated depreciation and amortization    (2,113)     (1,949)
  Accounts receivable valuation                   (56)       (111)
  Other                                           (44)        (13)
                                              --------    --------
                                               (2,213)     (2,073)
                                              --------    --------
Net deferred tax liability                    $(1,205)    $(1,522)
                                              ========    ========

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate was as follows:

                                               Years Ended March 31
                                         --------------------------------
                                           2001        2000        1999
                                         --------    --------    --------
Statutory federal income tax rate          34.0%       34.0%      (34.0%)
Non-deductible goodwill                     4.1         --          --
Foreign subsidiary losses for which
  no income tax benefit was received        2.6         --          --
State and local income taxes, net of
  federal income tax effect                 1.3         4.7         --
Other                                       2.1         (.8)        3.9
                                         --------    --------    --------
Effective income tax rate                  44.1%       37.9%      (30.1%)
                                         ========    ========    ========

8. Employee Benefit Plans

The Company maintains a defined contribution plan (401K) covering substantially all employees. Under the Plan, employees' contributions are made on a tax deferred basis and are partially matched by the Company. Total expense under the Plan was $128, $168, and $131 for 2001, 2000 and 1999, respectively.

The Company has a deferred compensation plan that enables certain employees of the Company to defer receipt of a portion of their compensation. The Company funds the deferred compensation liabilities by making contributions to rabbi trusts. Contributions consist of investments in money market and mutual funds. During the fourth quarter of fiscal 2001, the Company adopted Emerging Issues Task Force (EITF) Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested. The adoption of this accounting standard resulted in an increase in other assets and an increase in other liabilities of approximately $304.

The following information pertains to trading securities included in the Deferred Compensation Plan at March 31, 2001:

               Fair Value -
                 Equity securities             $    304

               Cost -
                 Equity securities             $    484

               Gross Unrealized Losses
                 (Included in Earnings) -
                     Equity securities         $    180


9. Supplemental Disclosures of Cash Flow Information

                                                    Years Ended March 31
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
Operating Activities:
Interest paid, net of amount capitalized       $   665    $   500    $   614
Interest received                              $    68    $   193    $   264
Income taxes paid, net of refunds received     $ 5,108    $   124    $   654
Non-cash Investing and Financing Activities:
Capital expenditures included in accounts
       payable                                 $   --     $   --     $   688
Long-term debt and notes payable related to
       acquisition                             $   369    $   --     $ 2,730
Equipment addition related to acquisition      $   274    $   --     $   --

10. Common Stock

The Company maintains a stock option plan for key employees and has reserved 920,000 shares of common stock for such plan. The options may be exercised within ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options generally vest from two to five years from the date of grant.

The Company also maintains an Outside Director Stock Option Plan and has reserved 300,000 shares of common stock for such plan. The options may be exercised within three-and-a half to ten years from the date of grant and the exercise price must equal the fair market value of the Company's stock at the date of the grant. The options become vested six months to three years after the grant date.

A summary of stock option activity (which includes both plans) is as follows:
                                                                            Weighted
                                                        Option Price      Average Price
                                          Shares         Per Share          Per Share
                                        ----------    ----------------  -----------------
Options outstanding at March 31, 1998     338,200      $5.00 - $12.50          $7.23
Granted                                    49,000      $4.63 -  $6.56          $6.28
Canceled                                  (35,000)     $6.25 - $12.50          $6.80
                                        ----------
Options outstanding at March 31, 1999     352,200      $4.63 - $12.50          $7.14
Granted                                   660,000      $3.13 - $10.50          $3.93
Canceled                                  (45,000)     $4.88 - $12.50          $6.94
Exercised                                  (5,500)     $6.13 -  $7.25          $6.33
                                        ----------
Options outstanding at March 31, 2000     961,700      $3.13 - $12.50          $4.95
Granted                                    50,000         $17.63              $17.63
Canceled                                     --              --                  --
Exercised                                 (68,500)     $4.88 - $12.50          $8.47
                                        ----------
Options outstanding at March 31, 2001     943,200      $3.13 - $17.63          $5.31
                                        ==========

There were 202,800 and 252,800 shares available for future grant under the plans at March 31, 2001 and 2000, respectively. The following table summarizes sig-nificant ranges of outstanding and exercisable options at March 31, 2001:

                           Options Outstanding             Options Exercisable
                   ------------------------------------  -----------------------
                                Weighted
                                Average      Weighted                  Weighted
                               Remaining      Average                   Average
    Ranges of                   Life in      Exercise                  Exercise
 Exercise Prices      Shares     Years         Price      Shares         Price
-------------------------------------------------------  -----------------------
 $3.01 to $4.00      470,000      8.0          $3.13     470,000         $3.13
 $4.01 to $5.00      154,000      6.3          $4.88      75,499         $4.88
 $5.01 to $6.00        1,000      5.3          $5.75       1,000         $5.75
 $6.01 to $7.00      170,200      5.6          $6.39     101,368         $6.37
 $7.01 to $8.00       77,000      6.1          $7.25      77,000         $7.25
 $8.01 to $9.00         --        --             --         --             --
   over $9.00         71,000      2.7         $15.97      17,666        $12.31

For all plans, options of 742,533, 647,029, and 137,032 shares were exercisable at March 31, 2001, 2000, and 1999 with a weighted average exercise price of $4.40, $4.45, and $7.83, respectively.

The weighted average fair value per share of stock based compensation issued during fiscal 2001, 2000 and 1999 was $3.31, $1.86 and $3.24 respectively.
The fair value was estimated using the Black-Scholes model with the following weighted average assumptions:

                                   2001          2000           1999
                                 --------      --------       --------
Expected life (in years)            2.7           4.5            6.9
Interest rate                       6.05%         5.29%          5.59%
Volatility                         56.3%         54.0%          37.9%
Dividend yield                      --            --             --

Stock based compensation costs would have reduced pre-tax income by $445,000, $997,000, and $292,000 in 2001, 2000 and 1999, respectively, if the fair values of such compensation had been recognized as compensation expense on a straight-line basis over the vesting periods of the grants.

As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) Opinion No. 25, Accounting for
Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation cost has been recog-nized for the Company's option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options, consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per share would approximate the following pro forma amounts:

                                                   Years Ended March 31
                                              ------------------------------
                                                2001       2000       1999
                                              --------   --------   --------
Net Earnings (Loss):
   As reported                                $ 4,860    $ 2,771    $(1,052)
   Pro forma                                  $ 4,566    $ 2,113    $(1,242)
Basic Earnings (Loss) per Share:
   As reported                                $  1.29    $   .74    $  (.28)
   Pro forma                                  $  1.21    $   .56    $  (.33)
Diluted Earnings (Loss) per Share:
   As reported                                $  1.08    $   .66    $  (.28)
   Pro forma                                  $  1.02    $   .50    $  (.33)

The Company maintains an Employee Stock Purchase Plan and reserved 100,000 shares of Common Stock for such plan. Under the plan, any eligible employee may purchase stock at a price equal to 85% of the fair market value as of the last day of the option period.

11. Earnings Per Share

Earnings per share has been computed in accordance with the provisions of SFAS
No. 128. The following table sets forth the computation of basic and diluted earnings per share:

                                             Years Ended March 31
                                        ------------------------------
                                          2001       2000       1999
                                        --------   --------   --------
Net income (loss)                       $ 4,860    $ 2,771    $(1,052)
                                        ========   ========   ========
Weighted average shares oustanding for
  basic earnings per share                3,779      3,755      3,745
Effect of dilutive stock options            711        458        --
                                        --------   --------   --------
Adjusted weighted average shares
  outstanding for diluted earnings
  per share                               4,490      4,213      3,745
                                        ========   ========   ========
Basic earnings per share                $   1.29   $   .74    $  (.28)
Diluted earnings per share              $   1.08   $   .66    $  (.28)

Options to purchase 25,000 and 386,200 shares of common stock in fiscal years
2000 and 1999, respectively, were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the stock. In fiscal year 2001, all options were included in the computation of diluted earnings per share because the option exercise price was less than the average market price of the stock. Diluted earnings per share for the year ended March 31, 1999 is based only on the weighted average number of common shares outstanding as the inclusion of 3,000 common share equivalents would have been anti-dilutive.

12. Business Acquisitions

On June 1, 1998, Triple S Plastics, Inc. purchased, for cash of $909 and long-term debt of $2,730, the assets of Dynacept Company, Inc. (Dynacept). Dynacept is a rapid prototyping and model making organization that produces concept models, engineering prototypes, and pre-production samples. The transaction has been accounted for using the purchase method. The results of Dynacept have been included in the Company's consolidated financial statements from June 1, 1998.
Goodwill, amounting to $3,300, is being amortized on a straight line basis over 8 years.

On June 16, 2000, Triple S Plastics, Inc. purchased, for cash of $1,310, assumption of long-term debt of $309 and a note payable of $60, the outstanding stock of Burco Precision Products, Inc. (Burco), a precision mold-building business located in Denton, Texas. The transaction has been accounted for using the purchase method. Burco's results have been included in the Company's consolidated financial statements from the date of acquisition. Remaining goodwill of $430, after the impairment charge discussed in Note 14, is being amortized on a straight-line basis over 3 years.

13. Formation of Joint Venture

On August 30, 2000 the Company announced the formation of a new business in Manaus, Brazil. The business, Triple S Cosmosplast da Amazonia, Ltda., was formed in collaboration with Cosmosplast Industria e Comercio de Plasticos
Ltds., a Brazilian plastics company serving the electronics and other selected consumer goods industries. The Company owns a 70% interest in the new business and Cosmosplast Industria owns 30%. In establishing this business, and to acquire certain real estate, the Company issued long-term debt consisting of a note payable described in Note 5.

14.  General and Administrative Expenses

On April 30, 2001, the Company announced that, following a review of production capacity needs at its two Texas facilities, it was transferring most production from its Ft. Worth plant to its Georgetown plant. The Company is planning to maintain a full-capability presence at the Ft. Worth facility and will return that plant to production levels as the results from new sales initiatives warrant. The production transfer is expected to be completed by July 1, 2001.
Accordingly, in the fourth quarter of fiscal 2001 Triple S recorded a pre-tax charge of $279 of additional depreciation and other costs associated with the Ft. Worth realignment. In addition, expenses related to the terminated merger with Eimo Oyj of $2,808 as discussed in Note 16, and an impairment charge of $900 related to Burco goodwill, as a result of changes in the business environment noted above, were recorded in fiscal 2001. These pre-tax charges are classified in General and Administrative Expenses in the Consolidated
Statements of Income in fiscal 2001.

On June 18, 1999, the Company announced that it was closing its Tucson, Arizona facility and transferring the machinery and equipment from that facility to its new facility in Fort Worth, Texas and other locations in Michigan. The charge recorded in the first quarter ended June 30, 1999, reflects the cost of closing the Tucson facility and impairment charges related to the planned disposition of the Victor Plastics facility. The loss on closing and impairment charge included the write down of property, plant and equipment to market value of $1,151 and
closedown expenses of $161.    The adjustment to market value included a
provision of $675 for the Tucson facility, Tucson machinery and equipment of
$326 and the Victor Plastics facility of $150. Closedown expenses consisted of an inventory provision of $84 and severance payments of $77 related to the termination of all 100 employees at the Tucson facility. The market value of the property, plant, and equipment was the amount at which the assets could be sold in a current transaction between willing parties, other than in a forced or liquidation sale. This pre-tax charge is classified in General and
Administrative Expenses in the Consolidated Statements of Income in fiscal 2000.
The sale of the Tucson facility was final and all other costs were incurred as of December 1999. No additional provision for closing costs was necessary.

Near the end of the third quarter of fiscal year 1999, two of the Company's customers filed for protection under Chapter 11 of the U.S. Bankruptcy Code and a third customer indicated that it was having extreme financial difficulty obtaining needed additional financing to pay amounts owed to the Company.
Accordingly, in the third quarter of fiscal 1999 Triple S recorded a pre-tax provision of $1,441 for losses on accounts receivable of $1,221, inventories on hand for these customers of $200, and legal costs of $20. This pre-tax charge is classified in General and Administrative Expenses in the Consolidated
Statements of Income in fiscal 1999.

The above charges, classified in General and Administrative Expenses, are summarized as follows:


                                         Years Ended March 31
                                    ------------------------------
                                      2001       2000       1999
                                    --------   --------   --------
Merger costs                        $ 2,808       --         --
Impairment charge                       900       --         --
Ft. Worth realignment                   279       --         --
Tucson plant closing costs              --     $ 1,312       --
Provision for losses                    --        --      $ 1,441
                                    --------   --------   --------
Total pre-tax charge in General
  and Administrative Expenses       $ 3,987    $ 1,312    $ 1,441
                                    ========   ========   ========

15. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following:

                                         Years Ended March 31
                                    ------------------------------
                                      2001       2000       1999
                                    --------   --------   --------
     Net income (loss)              $ 4,860    $ 2,771    $(1,052)
     Other comprehensive loss --
     Derivative adjustment              (88)       --         --
     Foreign currency translation
        adjustments                     (16)       --         --
                                    --------   --------   --------
     Comprehensive income (loss)    $ 4,756    $ 2,771    $(1,052)

The above derivative adjustment of $(88), included in other liabilities at March 31, 2001, consisted of a change in the fair value of the derivative of $(143), tax effect of $45, and a reclassification adjustment to expense of $10.

16. Commitments and Contingencies

On April 30, 2001, subsequent to year-end, the Company announced that a dispute had arisen regarding the legal effect of the separate termination notices given by Triple S and Eimo Oyj in connection with the termination in March of the planned merger of the two companies. Eimo filed an action in federal court in Delaware seeking damages from Triple S, claiming that the termination of the merger agreement by Triple S, after Eimo itself had given notice of termination, constituted a breach of the agreement that entitles Eimo to damages consisting of certain expenses not exceeding $1,000, a termination fee of $6,400 and other unspecified damages. Triple S believes that Eimo's suit is without merit and has filed a motion to dismiss the case for failure to state a cause of action.
Triple S will defend the action vigorously and does not believe that it owes
Eimo a termination fee, expenses or other damages.


17.  Quarterly Information (Unaudited)

                                     First      Second       Third      Fourth
Fiscal 2001                         Quarter     Quarter     Quarter     Quarter
--------------------------------   ---------   ---------   ---------   ---------
Net sales                          $ 32,138    $ 39,713    $ 46,613    $ 36,704

Gross profit                       $  6,611    $  8,294    $  7,790    $  4,245

Net income (loss)                  $  2,211    $  2,711    $  1,289    $ (1,351)

Basic earnings (loss) per share    $    .59    $    .72    $    .34    $   (.36)

Diluted earnings (loss) per share  $    .50    $    .59    $    .28    $   (.36)


                                     First      Second       Third      Fourth
Fiscal 2000                         Quarter     Quarter     Quarter     Quarter
--------------------------------   ---------   ---------   ---------   ---------
Net sales                          $ 19,246    $ 23,709    $ 27,964    $ 24,183

Gross profit                       $  3,540    $  4,544    $  5,288    $  4,555

Net income (loss)                  $   (621)   $    973    $  1,289    $  1,130

Basic earnings (loss) per share    $   (.17)   $    .26    $    .34    $     .31

Diluted earnings (loss) per share  $   (.17)   $    .24    $    .30    $     .26



                   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
Triple S Plastics, Inc.
Vicksburg, Michigan


We have audited the accompanying consolidated balance sheets of Triple S
Plastics, Inc. as of March 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reason-able basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triple S
Plastics, Inc. at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



BDO Seidman, LLP
Kalamazoo, Michigan
May 3, 2001


         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
                              STATEMENT SCHEDULE



The Board of Directors
Triple S Plastics, Inc.
Vicksburg, Michigan



The audits referred to in our report dated May 3, 2001 relating to the consolidated financial statements of Triple S Plastics, Inc. which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO Seidman, LLP
Kalamazoo, Michigan
May 3, 2001




                              TRIPLE S PLASTICS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                              Additions
                               Balance at    charged to    Charged               Balance
                                beginning     costs and    against     Other    at end of
Description                     of period      expenses    reserves   changes    period
----------------------------  ------------  ------------  ---------- --------- -----------
Reserves and allowances
deducted from asset accounts:

Allowance for uncollectible
  accounts receivable:
  Year ended March 31, 2001     $300,000         --        $ 50,000      --     $250,000
  Year ended March 31, 2000     $709,000    $   93,000     $502,000      --     $300,000
  Year ended March 31, 1999     $350,000    $1,071,000     $712,000      --     $709,000


Reserve for inventory obsolescence:
  Year ended March 31, 2001     $250,000    $   46,000        --         --     $296,000
  Year ended March 31, 2000     $110,000    $  140,000        --         --     $250,000
  Year ended March 31, 1999     $493,340         --        $383,340      --     $110,000

                                   EXHIBIT INDEX

Exhibit No.       Description                                             Page
--------------    ----------------------------------------------------    ----
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

10(a)(1) A Business Loan Agreement between Registrant and National City Bank of Michigan/Illinois dated November 1, 1992, and as amended December 21, 1993, with respect to Registrant's Line of Credit, Secured Term Loan Availability, Secured End Mortgage, Real Estate Mortgage for Subsidiary, and Secured Term Loan to subsidiary were filed as Exhibit 10(a)(1) to a Registration Statement on Form S-1 (No. 33-74866) and the same is incorporated herein by reference. An amendment to the Business Loan Agreement dated
                  March 22, 2000 was filed as Exhibit 10(j) to the Company's report on Form 10-K for the year ended March 31, 2000.

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

10(g) Lease between Triple S Plastics, Inc. and Alliance Commerce Center No. 4, Ltd. regarding the manufacturing and office building for the Fort Worth, Texas manu-facturing facility, which was filed as Exhibit 10(h) to the Company's report on Form 10-K for the year ended March 31, 2000.

10(h) Lease between Triple S Plastics, Inc. and Westinghouse Road Joint Venture regarding warehouse space for the Georgetown, Texas manufacturing facility, which was filed as Exhibit 10(i) to the Company's report on Form 10-K for the year ended March 31, 2000.

*10(i) Employment agreement - Albert Christian Schauer, which was filed as Exhibit 10 to the Company's report on Form 10-Q for the quarter ended September 30, 1999.

10(j)(1) A Lease Agreement between Registrant and County of Putnam Industrial Development Agency dated
                  December 1, 2000.

10(j)(2) A Bond Purchase Agreement among Registrant, County of Putnam Industrial Development Agency and NatCity Investments, Inc., dated December 28, 2000.

10(j)(3) A Reimbursement Agreement between Registrant and National City Bank of Michigan/Illinois dated
                  December 1, 2000 backing the County of Putnam
                  Industrial Revenue Bonds.

10(k) Lease between Triple S Plastics, Inc. and Manaus Refrigerantes Ltda. regarding the manufacturing and office building for the Manaus, Brazil facility.

21                List of Subsidiaries

23                Consent of Experts and Counsel

99.1              Safe Harbor Statement for Forward-Looking Statements

*Indicates a compensatory arrangement

                                      EXHIBIT 21


                                  LIST OF SUBSIDIARIES


Dynacept Corporation, Inc., a Michigan Corporation

Triple S Technologies Limited Partnership, a Michigan Limited Partnership

Burco Precision Products, Inc., a Texas Corporation

Triple S Cosmosplast da Amazonia, Ltda., a foreign subsidiary located in Manaus, Brazil

                                      EXHIBIT 23

                 CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Triple S Plastics, Inc.
Vicksburg, Michigan


     We hereby consent to the incorporation by reference in the Company's Registration Statements (No. 33-83214, No. 33-83212, No. 333-20365 and
No. 333-20451) of our reports dated May 3, 2001, relating to the consolidated financial statements and schedule of Triple S Plastics, Inc. appearing in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.




BDO Seidman, LLP
Kalamazoo, Michigan
May 3, 2001