Form 10-Q
period 2001-06-30
TRIPLE S PLASTICS INC
filed 2001-08-14
CIK 918642

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                FORM 10-Q

  (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 2001

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

                          Yes __X__  No _____

     The registrant had 4,019,352 shares of common stock outstanding as of June 30, 2001.

                       TRIPLE S PLASTICS, INC.

                              INDEX

                                                               Page No.

Part I.  Financial Information

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets -                3
             June 30, 2001 and March 31, 2001

             Condensed Consolidated Statements of Income -          4
             Three Months Ended June 30, 2001 and 2000

             Condensed Consolidated Statements of Cash Flows -      5
             Three Months Ended June 30, 2001 and 2000

             Notes to Condensed Consolidated Financial Statements   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations          9

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                           12



Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                      13

                          TRIPLE S PLASTICS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Unaudited, dollars in thousands)

                                            June 30       March 31
                                              2001          2001
                                           ---------      ---------
ASSETS
Current Assets:
 Cash and cash equivalents                 $    455       $    998
 Accounts receivable, less allowance
  of $250 for possible losses                15,212         19,657
 Refundable income taxes                      1,376            665
 Inventories (Note 4)                         8,647          7,935
 Deferred income taxes                          674            674
 Other                                          842          1,475
                                           ---------      ---------
       Total Current Assets                  27,206         31,404

Property, Plant and Equipment                55,189         52,036
 Less accumulated depreciation and
  amortization                               21,568         20,737
                                           ---------      ---------
       Net Property, Plant and Equipment     33,621         31,299
                                           ---------      ---------
Other:
 Goodwill, net of accumulated amortiza-
  tion of $2,331 and $2,153                   3,559          3,737
 Miscellaneous                                1,500            815
                                           ---------      ---------
       Total Other Assets                     5,059          4,552
                                           ---------      ---------
                                           $ 65,886       $ 67,255
                                           =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Notes payable (Note 5)                    $    400       $    582
 Accounts payable                             9,919          9,699
 Accrued compensation                           964          2,304
 Deferred mold revenue                        1,221            991
 Other current liabilities                    3,646          2,555
 Current maturities of long-term debt         1,897          1,992
                                           ---------      ---------
       Total Current Liabilities             18,047         18,123

Long-Term Debt, less current maturities       6,880          7,706
Other Liabilities (Note 10)                     993            392
Deferred Income Taxes                         1,879          1,879
                                           ---------      ---------
       Total Liabilities                     27,799         28,100

Shareholders' Equity:
Preferred stock, no par value, 1,000,000
 shares authorized, none issued                 --             --
Common stock, no par value, 10,200,000
 shares authorized, 4,019,352 and
 3,814,169 shares issued and outstanding     16,594         15,143
Retained earnings                            21,727         24,116
Accumulated other comprehensive loss
 (Note 10)                                     (234)          (104)
                                           ---------      ---------
       Total Shareholders' Equity            38,087         39,155
                                           ---------      ---------
                                           $ 65,886       $ 67,255
                                           =========      =========

See accompanying notes to condensed consolidated financial statements.

                      TRIPLE S PLASTICS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
            (in thousands, except per share amounts)

                                                Three Months Ended
                                                     June 30
                                              ----------------------
                                                 2001        2000
                                              ----------  ----------
Net Sales                                     $  29,702   $  32,138
Cost of Sales                                    25,138      25,527
                                              ----------  ----------
Gross Profit                                      4,564       6,611

Selling and marketing expenses                      833         690
General and administrative expenses (Note 11)     6,566       2,400
                                              ----------  ----------
     Total Operating Expenses                     7,399       3,090
                                              ----------  ----------
     Operating Income (Loss)                     (2,835)      3,521

Interest Expense (Income):
  Interest expense                                  165         112
  Interest income                                   (30)        (22)
                                              ----------  ----------
     Net Interest Expense                           135          90
                                              ----------  ----------
     Income (Loss) Before Income Taxes and
       Minority Interest                         (2,970)      3,431

Income Tax Expense (Benefit)                       (576)      1,220
                                              ----------  ----------
     Net Income (Loss) Before Minority
       Interest                                  (2,394)      2,211
Minority Interest in Net Loss of Subsidiary           5         --
                                              ----------  ----------
     Net Income (Loss)                        $  (2,389)  $   2,211
                                              ==========  ==========

Basic Earnings (Loss) per Share of
  Common Stock                                $   (0.62)  $    0.59
                                              ==========  ==========
Diluted Earnings (Loss) per Share of
  Common Stock                                $   (0.62)  $    0.50
                                              ==========  ==========

Shares Used in Computing Earnings per Share:
  Basic                                           3,859       3,761
  Diluted                                         3,859       4,449

See accompanying notes to condensed consolidated financial statements.

                     TRIPLE S PLASTICS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)

                                                Three Months Ended
                                                      June 30
                                              ----------------------
                                                 2001        2000
                                              ----------  ----------
OPERATING ACTIVITIES:
  Net income (loss)                           $  (2,389)  $   2,211
  Adjustments to reconcile net income
   (loss) to cash provided by
   operating activities:
    Depreciation and amortization                 1,433       1,107
    Minority interest                                (5)        --
    Compensation expense related to stock
     option exercise                              1,452         --
    Changes in assets and liabilities, net
     of amounts acquired from business
     acquisition:
     Accounts receivable                          4,445      (2,924)
     Inventories                                   (712)     (2,124)
     Accounts payable                               220       3,019
     Other                                          (98)        988
                                              ----------  ----------
CASH PROVIDED BY OPERATING ACTIVITIES             4,346       2,277

INVESTING ACTIVITIES:
  Capital expenditures                           (3,945)     (3,814)
  Sale of property and equipment, net of
    proceeds                                        317          47
  Business acquisition (Note 6)                     --       (1,310)
                                              ----------  ----------
CASH USED IN INVESTING ACTIVITIES                (3,628)     (5,077)

FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            --            9
  Net borrowings (payments) under note payable     (182)      3,057
  Principal payments on long-term debt             (921)       (313)
                                              ----------  ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  (1,103)      2,753
                                              ----------  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (385)        (47)

EFFECT OF EXCHANGE RATE CHANGES ON CASH            (158)         --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD     998       1,806
                                              ----------  ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD     $     455   $   1,759
                                              ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                      TRIPLE S PLASTICS, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited, Dollars in thousands)

1.   Presentation of Interim Information

     In the opinion of the management of Triple S Plastics, Inc. (the Company), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the periods shown. Interim results are not necessarily indicative of results for a full year.

     The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in con-formity with generally accepted accounting principles.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and joint venture over which it has financial or management control. All material intercompany accounts and transactions have been eliminated.

     Assets and liabilities are translated using period end exchange rates and income statement items are translated at average exchange rates for the period. Translation adjustments are accumulated in a separate component of shareholders' equity until the associated foreign business is sold or substantially liquidated.

2.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impair-ments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. While the Company has the option to adopt the provisions of SFAS 142 for its first quarter ended June 30, 2001, the Statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has elected to adopt SFAS 142 when required.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying of amount of goodwill is $3,559. Amortization expense for the three-month period ended June 30, 2001 was $178. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

3.   Business

     During the three months ended June 30, 2001 and 2000, a telecommunications customer accounted for 66% and 68% of net sales, respectively.

4.   Inventories

Inventories are summarized as follows:
                                           June 30        March 31
                                             2001           2001
                                         -----------    ------------
 Raw materials and packaging              $   5,471      $    5,070
 Finished goods and work-in-process           3,176           2,865
                                         -----------    ------------
 Total Inventories                        $   8,647      $    7,935
                                         ===========    ============

5.   Note Payable

     The Company has a $10,000 unsecured line of credit with a bank, due on demand, with interest on the unpaid principal balance at a variable rate based on certain financial ratios (effectively 6.75% at June 30, 2001). There was $400 and $582 outstanding under this agreement at June 30, 2001 and March 31, 2001, respectively.

6.   Acquisition of Burco Precision Products, Inc.

     On June 16, 2000, Triple S Plastics, Inc. purchased, for cash of $1,310, assumption of long-term debt of $309 and a note payable of $60, the outstanding stock of Burco Precision Products, Inc. (Burco), a precision mold-building business located in Denton, Texas. The transaction has been accounted for using the purchase method. Burco's results have been included in the Company's condensed consolidated financial statements from the date of acquisition. Remaining goodwill of $396 is being amortized on a straight-line basis over 3 years. (See
Note 2 regarding Recent Accounting Pronouncements.)

7.   Proposed Merger

     On May 25, 2001, the Company and Eimo Oyj of Finland announced that they entered into a formal re-negotiated merger agreement pursuant to which a subsidiary of Eimo Oyj will merge into the Company, and the Company will become a wholly-owned subsidiary of Eimo Oyj. The trans-action is subject to approval by the stockholders of the Company and Eimo Oyj. The merger is intended to be tax free to the shareholders of the Company and is intended to be accounted for as a purchase under Finnish generally accepted accounting principles.

8.   Formation of Joint Venture

     On August 30, 2000 the Company announced the formation of a new business in Manaus, Brazil. The business, known as Triple S Cosmosplast da Amazonia, Ltda., was formed in collaboration with Cosmosplast Industria e Comercio de Plasticos Ltda., a Brazilian plastics company serving the electronics and other selected consumer goods industries. The Company owns a 70% interest in the new venture and Cosmosplast Industria owns the remaining 30%. In conjunction with this venture, the Company issued long-term debt consisting of a note payable for $660 with monthly payments ranging from $12 to $43 plus interest at 6% through August 2002.

9.   Supplemental Disclosure of Cash Flow Information

     Non-cash investing and financing activities in conjunction with the acquisition of Burco were as follows for the three months ending June 30, 2000:

          Equipment additions     $   274
          Long-term debt              369


10.  Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of all changes in shareholders' equity during the period other than from transactions with shareholders. Comprehensive income (loss) consists of the following:

                                           Three Months Ended
                                                 June 30
                                          ----------------------
                                            2001          2000
                                          --------      --------
     Net income (loss)                    $(2,389)      $ 2,211
     Other comprehensive income (loss)-
       Derivative adjustment                   28           --
       Foreign currency translation
         adjustments                         (158)          --
                                          --------      --------
     Comprehensive income (loss)          $(2,519)      $ 2,211
                                          ========      ========

     The cumulative derivative adjustment of ($60) is included in other liabilities at June 30, 2001. The above derivative adjustment of $28 consisted of a change in the fair value of the derivative of $29, tax effect of ($15), and a reclassification adjustment to expense of $14.

11.  General and Administrative Expenses

     There were several exceptional or unusual, one-time charges class-ified in general and administrative expenses in the quarter ended
June 30, 2001. Such amounts need to be considered when analyzing and comparing normal recurring general and administrative expenses. The above charges, classified in General and Administrative Expenses, are summarized as follows:

                                                               2001
                                                            ----------
Compensation expense related to stock option exercise       $   2,231
Merger and litigation costs                                     1,712
                                                            ----------
Total pre-tax charge in General and Administrative Expenses $   3,943
                                                            ==========

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

Overview

     The Company designs and builds molds and manufactures complex, highly engineered thermoplastic molded components based on customers' specifications and orders. Its customers are primarily in the tele-communications, consumer products, automotive, medical/pharmaceutical, and information technologies markets. The Company considers both the manufacture of molded products and mold sales to be an integral part of its business. The Company's fiscal year end is March 31.

Results of Operations

     The following table sets forth, for the three months ended
June 30, 2001 and 2000, certain items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of net sales.

                                                  Three months ended
                                                       June 30
                                                ----------------------
                                                  2001          2000
                                                --------      --------
    Net Sales                                     100.0%        100.0%
    Cost of Sales                                  84.6          79.4
                                                --------      --------
    Gross Profit                                   15.4          20.6
    Selling & Marketing Expenses                    2.8           2.1
    General & Administrative Expenses              22.1           7.5
                                                --------      --------
    Operating Expenses                             24.9           9.6
                                                --------      --------
    Operating Income (Loss)                        (9.5)         11.0
    Interest Expense, net                           0.5           0.3
                                                --------      --------
    Income (Loss) Before Income Taxes             (10.0)         10.7
    Income Tax Expense (Benefit)                   (2.0)          3.8
                                                --------      --------
    Net Income (Loss) Before Minority Interest     (8.0)          6.9
    Minority Interest                               --            --
                                                --------      --------
    Net Income (Loss)                              (8.0)%         6.9%
                                                ========      ========

     Triple S announced in March 2001 that, based on information it had received from its principal customer, Triple S expected significantly weaker sales to the customer than it had anticipated for its fiscal years ending March 31, 2002 and 2003. Triple S also announced at the end of April 2001 that, as a result of the anticipated loss of sales to the customer and following a review of production capacity needs at its two Texas molding facilities, Triple S would be transferring most of the production at its Ft. Worth, Texas plant to its Georgetown, Texas plant. At Eimo's request, however, Triple S has recently agreed to maintain production capacity at the Ft. Worth plant at its current level, and not to transfer any significant production to the Georgetown plant, in anticipation of increased business from Triple S's principal customer and new business from prospective customers following the completion of the merger.

     Triple S now believes, however, that it will realize a significant decrease in both sales and profits for fiscal 2002 as compared to its sales and profits for fiscal 2001 as a result of losses anticipated from Triple S's maintaining both the Ft. Worth facility and the Georgetown facility at full production readiness in anticipation of increased and new business, as well as continued weaker sales to its principal customer, a longer than anticipated delay in the release of new product programs from other customers, and a significant decrease in expected new business from new customers. Triple S is unable to determine at this time the effect that these factors may have on its results of operations in fiscal 2003.

     In light of the current unsettled trading conditions in the Company's principle markets, the outlook for the next two quarters is uncertain and the Company cannot rule out the prospect of a loss from operations. Initiatives are underway to reduce costs and balance staffing and other expense levels to current order levels.

Net Sales

     Net sales for the first quarter ended June 30, 2001 decreased 7.6% compared to the prior year. The sales decrease reflected significantly weaker shipments to the telecommunications market which comprised 72.5% of net sales for the first quarter of this year. Sales to customers in all the other primary markets the Company serves reflected decreases as a percentage of net sales and reflected the impact of the exceptionally weak manufacturing environment in the United States. Management anticipates the Company's reliance on the telecommunications market will continue into the foreseeable future. The Company is con-tinuing to accelerate its efforts at growing business with additional customers within the Telecommunications market and customers outside the Telecommunications market.

     The overall decrease in sales is principally related to volume as no significant price changes occurred during the first three months of fiscal 2002.

Cost of Sales

    Cost of sales as a percentage of net sales increased to 84.6% in the first quarter of fiscal 2002 compared to 79.4% for the first quarter last year. The higher cost of sales percentage in the first quarter of fiscal 2002 is primarily attributed to a higher material component of cost of sales as a result of product mix in addition to start-up manu-facturing expenses in Brazil. It is also a result of the normal lag typically experienced when overhead is reduced to balance to the lower sales level.

Selling and Marketing Expenses

    Selling and marketing expenses as a percentage of net sales increased to 2.8% in the first quarter of fiscal 2002 compared to 2.1% for the first quarter of the prior year. The increase principally relates to increased personnel costs resulting from the formation of the global strategic sales group, a strategic sales initiative by the Company focusing on the development of major long-term relationships in the Company's target markets.

General and Administrative Expenses

    General and administrative expenses as a percentage of net sales increased to 22.1% compared to 7.5% for the first quarter last year. As discussed in Note 11, there were several exceptional or unusual, one-time charges classified in general and administrative expenses in the first quarter of fiscal year 2002. Such amounts need to be con-sidered when analyzing and comparing normal recurring general and administrative expenses. Excluding one-time charges, general and admin-istrative expenses in the first quarter of fiscal 2002 were 8.8% as compared to 7.5% in fiscal 2001. The increase in percentage of sales (excluding unusual charges) is primarily due to increased depreciation, amortization and professional fees.

Income Taxes

     The Company's effective tax rate for the first quarter of fiscal 2002 was (19.4%) compared to the prior year rate of 35.6%. The variance in the effective tax rate is primarily a result of the pre-tax loss offset by the non-deductible organization costs related to the proposed merger with Eimo Oyj.

Liquidity and Capital Resources

    The Company's primary cash requirements are for operating expenses and capital expenditures. Historically, the Company's main sources of cash have been from operations, bank borrowings and industrial revenue bonds. The Company has adequate liquidity and expects this to continue into the foreseeable future.

     Cash provided from operations of $4,346 for the first three months of fiscal year 2002 consisted primarily of a decrease in accounts receivable.

     As a result of the lower sales level, accounts receivable de-creased by $4,445 at June 30, 2001 compared to the prior fiscal year end, and represented 54 days sales outstanding which is 2 days higher than the end of the prior fiscal year. The higher days sales outstanding is due to timing of payments on certain accounts. There has been no lengthening of the Company's normal payment terms. Inventories increased by $712 at June 30, 2001 compared to the prior fiscal year end, and represented 31 days in inventory compared to 23 days at the end of the prior fiscal year. The increase in inventories is primarily due to increased inventory requirements related to the start-up of production in our Brazil facility.

     The Company has a $10,000 unsecured line of credit agreement with a bank of which $9,600 is available at June 30, 2001. The Company anticipates investing, over the next one to two years, $3,000 in capital acquisitions related to the Manaus, Brazil operation, plus an additional $3,000 within the next year to enhance technology and service offerings to its Telecommunications customers. Management believes that cash available under existing bank agreements, along with internally generated cash, will be adequate to fund future operating and capital requirements.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impair-ments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. While the Company has the option to adopt the provisions of SFAS 142 for its first quarter ended June 30, 2001, the Statement is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The
Company has elected to adopt SFAS 142 when required.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying of amount of goodwill is $3,559. Amortization expense for the three-month period ended June 30, 2001 was $178. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                          ABOUT MARKET RISK

     As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000 line of credit had an interest rate ranging from 6.75% to 8.0% for the three months ended June 30, 2001.

     For periods subsequent to September 30, 2000, the Company's Georgetown Industrial Development Corporation Revenue Bond provides for interest at a variable rate of 77% of the issuing bank's prime rate. The bonds had an interest rate of 5.1975% for the quarter ended June 30, 2001.

     In addition, the Company's Putnam County Industrial Revenue Bond provides for interest at a rate equal to the issuing bank's tax-exempt note rate. The bonds had an interest rate of 2.95% for the quarter ending June 30 2001. With respect to these bonds, the Company has entered into an interest rate swap agreement essentially to fix the interest rate. The notional amount of the swap agreement amounted to $4,500. The Company does not use derivative financial instruments for trading purposes.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Two reports were filed on Form 8-K during this filing period.

          - Form 8-K, filed pursuant to Section 13 or 15(d), dated
            April 30, 2001
          - Form 8-K, filed pursuant to Section 13 or 15(d), dated
            May 25, 2001.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             TRIPLE S PLASTICS, INC.
                             (Registrant)


Date: August 14, 2001        _/S/A._CHRISTIAN_SCHAUER__________________
                             A. Christian Schauer
                             Chief Executive Officer and Chief
                             Financial Officer

Date: August 14, 2001        _/S/CATHERINE_A._TAYLOR___________________
                             Catherine A. Taylor
                             Treasurer, Corporate Controller
                             (Chief Accounting Officer)